Form 10-K
period 1993-12-31
BALCOR PENSION INVESTORS IV
filed 1994-03-30
CIK 709329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1993

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from __________ to _________

Commission file number 0-11699


                          BALCOR PENSION INVESTORS-IV
             (Exact name of registrant as specified in its charter)


           Illinois                                      36-3202727
(State or other jurisdiction of                       (I.R.S.  Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code (708) 677-2900

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .

                                     PART I

Item 1.  Business

Balcor Pension Investors-IV (the "Registrant") is a limited partnership formed in 1982 under the laws of the State of Illinois. The Registrant raised $214,803,000 from sales of Limited Partnership Interests. The Registrant's operations consist of servicing wrap-around mortgage loans and, to a lesser extent, servicing other junior mortgage loans and first mortgage loans. The Registrant also currently operates seven properties acquired through foreclosure and holds a minority joint venture interest in one additional property. All financial information included in this report relates to this industry segment.

The Registrant originally funded thirty-eight loans. Eighteen of these loans have been prepaid in prior years and the Lantana Cascades Mobile Home Park loan was prepaid in 1993. The Mortgage Reductions generated by the prepayments prior to 1990 were used by the Registrant to fund four additional mortgage loans and to make special distributions to Limited Partners. Of the remaining Mortgage Reductions, a portion was distributed to the Limited Partners and the remainder has been retained for working capital reserves. During prior years, the Registrant also wrote off three loans, relinquished its interest in one loan to the first mortgage holders, and sold its interest in one loan to the borrower for a negotiated amount. During 1993, the Registrant relinquished its interest in the Oakwood Village Apartments loan to the first mortgage holder.

In addition, the Registrant acquired fourteen properties through foreclosure, including the North Kent Mall and the Glendale Fashion Center which were acquired in January and March 1994, respectively and classified as real estate held for sale at December 31, 1993. The Registrant has since disposed of seven of these properties through sale or relinquishment to the lender through foreclosure, including the Republic Park Office Building which was sold in February 1994. A portion of the proceeds generated by the sales was distributed to the Limited Partners and the remainder has been retained for working capital reserves. The Registrant also holds a minority joint venture interest with affiliates in one additional property. As of December 31, 1993, the Registrant has two loans outstanding in its investment portfolio and owns the properties described under Item 2 "Properties".

As a result of the current weak real estate markets in certain cities and regions of the country, certain borrowers have requested that the Registrant allow prepayment of mortgage loans. The General Partner considers each of these requests individually and may allow prepayments in certain cases. In addition, certain borrowers have failed to make payments when due to the Registrant for more than ninety days and, accordingly, these loans have been placed on non-accrual status (income is recorded only as cash payments are received). The General Partner has negotiated with some of these borrowers regarding modifications of the loan terms and has instituted foreclosure proceedings under certain circumstances. Such foreclosure proceedings may be delayed by factors beyond the General Partner's control such as bankruptcy filings by borrowers and state law procedures regarding foreclosures.

In addition, certain loans made by the Registrant have been restructured to defer and/or reduce interest payments where the properties collateralizing the loans were generating insufficient cash flow to support property operations and debt service. In the case of most loan restructurings, the Registrant receives concessions, such as increased participations or additional interest accruals, in return for modifications, such as deferral or reduction of basic interest payments. There can be no assurance, however, that the Registrant will receive actual benefits from the concessions.

As of December 31, 1993, the Stonehaven South Apartments had been placed on non-accrual status and is in substantive foreclosure. The funds advanced by the Registrant for this loan total approximately $2,800,000, representing approximately 1% of original funds advanced.

In April 1992, the loan collateralized by the Oakwood Village Apartments was placed in default by the Registrant and the underlying first mortgage lender. The first mortgage lender filed for foreclosure which was granted by the court in February 1993. A foreclosure sale of the property was held during May 1993. The Registrant did not make a bid for the property at the foreclosure sale as the General Partner did not believe that this would be in the best interests of the Registrant due to the significant diminishment in the value of the property. The Registrant no longer has an interest in the loan.

The Registrant is a 12% participant in the first mortgage loan collateralized by the Colonial Coach and Castlewood mobile home parks. In February 1993, the participants and the borrower executed a second modification agreement and in August 1993, a third modification agreement was executed. See Item 7. Liquidity and Capital Resources for additional information.

In October 1993, the borrower of the $6,000,000 wrap-around mortgage loan collateralized by the Lantana Cascades Mobile Home Park located in Lantana, Florida repaid the loan. See Item 7. Liquidity and Capital Resources for additional information.

The Registrant previously funded a $5,455,654 wrap-around mortgage loan collateralized by the North Kent Mall, located in Grand Rapids, Michigan. The Registrant placed the loan in default in September 1991 and obtained title to the property pursuant to a deed in lieu of foreclosure in January 1994. See
Item 3. Legal Proceedings and Item 7. Liquidity and Capital Resources for additional information.

The Registrant previously funded a $6,734,301 wrap-around mortgage loan collateralized by the Glendale Fashion Center, located in Glendale, California. The Registrant placed the loan in default in October 1990 and obtained title to the property through foreclosure in March 1994. See Item 3. Legal Proceedings and Item 7. Liquidity and Capital Resources for additional information.

As described in the Prospectus, mortgage loans are subject to the risk of default, in which event the Registrant has the responsibility of foreclosing and protecting its loans. As of December 31, 1993, the Registrant had eight properties held for sale, including the North Kent Mall and Glendale Fashion Center, and a minority joint venture interest in one property. The properties owned at December 31, 1993 and the minority joint venture interest comprise approximately 24% of the Registrant's original funds advanced.

During 1993, the Registrant refinanced the loans collateralized by the Colony and Palm View apartment complexes. See Item 7. Liquidity and Capital Resources for additional information.

During 1993, the Registrant sold the Shadows Apartments located in Phoenix, Arizona and the 240 E. Ontario Office Building located in Chicago, Illinois in separate all cash sales totaling $5,770,000. After payment of selling costs of $371,734 and the prepayment of the existing first mortgage loans on the properties of $2,223,796, the Registrant received the remaining proceeds of $3,174,470 which were retained as cash reserves. See Item 7. Liquidity and Capital Resources for additional information.

The Registrant used a portion of its cash reserves to repay the $2,160,797 mortgage note payable collateralized by the Del Lago Apartments and the $2,838,473 mortgage note payable collateralized by the Pelican Pointe Apartments in December 1993 and January 1994, respectively.

Historically, real estate investments have experienced the same cyclical characteristics affecting most other long-term investments. For this reason and based upon past loss experience for similar loans and prevailing economic conditions in the market in which the collateral property is located, the Registrant has established an allowance for potential losses on loans in the amount of $250,000.

As described in Item 7. Liquidity and Capital Resources, during 1993, the Pelican Pointe and Regency Club apartment complexes and the Republic Park Office Building generated positive cash flow while the Del Lago and Palm View apartment complexes generated marginal cash flow deficits. The Colony Apartments generated a significant cash flow deficit during 1993. The Regency Club Apartments and the Republic Park Office Building do not have underlying debt. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

The officers and employees of Balcor Mortgage Advisors-III, the General Partner of the Registrant, and its affiliates, perform services for the Registrant.
The Registrant currently has 38 full-time and 3 part-time employees engaged in its operations.


OTHER INFORMATION

a) Republic Park One Office Building

In February 1984, the Registrant funded a $10,250,000 loan evidenced by a promissory note and collateralized by a first mortgage on the Republic Park One
Office Building, Aurora, Colorado ("Property").   The borrower defaulted on its
obligations under the Registrant's loan and, in 1990, the Registrant acquired title to the Property pursuant to a deed in lieu of foreclosure.

The Registrant's cash investment in the Property as of December 31, 1993 was approximately $10,931,401. However, in accordance with its accounting policies, the Registrant previously reduced the carrying value of the Property in its financial statements to $1,835,094.

On February 2, 1994, the Registrant sold the Property to an unaffiliated party, HMB Partners, a Colorado corporation, for a sale price of $3,250,000. The Registrant paid $130,000 to an unaffiliated party as a brokerage commission and approximately $114,000 in closing and other costs and received the remaining sale proceeds of approximately $3,006,000. Neither the General Partner nor any of its affiliates received a commission in connection with the sale of the Property.

b) University Building Land

In 1988, the borrower of the loan collateralized by a leasehold interest ("Leasehold Interest") in the University Building ("Building"), Denver, Colorado, conveyed the Leasehold Interest to the Registrant, subject to a first mortgage loan ("Loan") from an unaffiliated party. The Registrant also received an ownership interest in certain land ("Land") underneath the Building. The Registrant ceased making debt service payments on the Loan and, in June 1991, conveyed the Leasehold Interest to the holder of the Loan. The Registrant retained its interest in the Land and continued to receive ground rent payments from the lessee.

The Registrant did not recognized any value of the Land in its financial statements as the Registrant did not have a cash investment in the Land.

On December 20, 1993, the Registrant sold the Land to an unaffiliated party, University Land Corp., a Colorado corporation, for a sale price of $100,000. The Registrant paid approximately $228 in closing costs and received the remaining sale proceeds of approximately $99,772. Neither the General Partner nor any of its affiliates received a commission in connection with the sale of the Land.

Item 2.  Properties

As of December 31, 1993, the Registrant owns the eight properties described below:

Location                      Description of Property

Chapel Hill, North Carolina   Colony Apartments: a 197-unit apartment complex
                              located on approximately 13.6 acres.

Tampa, Florida                Del Lago Apartments: a 193-unit apartment complex
                              located on approximately 12 acres.

Glendale, California        * Glendale Fashion Center:  a shopping center
                              containing 294,360 square feet located on approximately 6.7 acres.

Grand Rapids, Michigan      * North Kent Mall: a shopping center containing
                              167,401 square feet located on approximately 19 acres.

St.  Petersburg, Florida      Palm View Apartments: a 304-unit apartment
                              complex located on approximately 22 acres.

Pompano Beach, Florida        Pelican Pointe Apartments: a 300-unit apartment
                              complex located on approximately 13 acres.

Evansville, Indiana           Regency Club Apartments: a 232-unit apartment
                              complex located on approximately 18 acres.

Aurora, Colorado           ** Republic Park Office Building: a six story office
                              building containing approximately 91,500 square feet.


* This property was acquired by the Registrant through foreclosure during 1994. See Note 7 of Notes to Financial Statements for additional information.

** This property was sold during 1994.  See Note 10 of Notes to Financial
   Statements for additional information.


Certain of the above properties are held subject to various mortgages.

The Registrant also holds a minority joint venture interest in the Perimeter 400 Center Office Building located in Fulton County, Georgia.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3.  Legal Proceedings

a) Williams proposed class action

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.: 90-C-0726 (U. S. District Court, Northern District of Illinois) against the Registrant, the General Partner, The Balcor Company, Shearson Lehman Hutton, Inc., American Express Company, other affiliates, and seven affiliated limited partnerships (the "Related Partnerships") as defendants. Several parties have since been joined as additional named plaintiffs. The complaint alleges that the defendants violated Federal securities laws with regard to the adequacy and accuracy of disclosure of information in respect of the offering of limited partnership interests of the Registrant and the Related Partnerships and also alleges breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks compensatory and punitive damages. The defendants filed their answer, affirmative defenses and a counterclaim to the complaint. The defendants' counterclaim asserts claims of fraud and breach of warranty against plaintiffs, as well as a request for declaratory relief regarding certain defendants' rights under their partnership agreements to be indemnified for their expenses incurred in defending the litigation. The defendants seek to recover damages to their reputations and business as well as costs and attorneys' fees in defending against the claims brought by plaintiffs.

In May 1993, the Court issued an opinion and order denying the plaintiffs' motion for class certification based in part on the inadequacy of the individual plaintiffs representing the proposed class. Further, the Court granted the defendants' motion for sanctions and ordered that plaintiffs' counsel pay the defendants' attorneys fees incurred with the class certification motion. The defendants have filed a petition for reimbursement of their fees and costs from plaintiffs' counsel, which remains pending.

A motion filed by the plaintiffs is currently pending seeking to dismiss the defendants' counterclaim for fraud. In July 1993, the Court gave the plaintiffs leave to retain new counsel. In September 1993, the plaintiffs retained new counsel and filed a new amended complaint and motion for class certification which named three new class representatives. The defendants have conducted discovery with respect to the new representatives and, on February 16, 1994, filed a response to the plaintiffs' latest motion for class certification. The motion is expected to be briefed by March 30, 1994.

The defendants intend to continue vigorously contesting this action. As of this time, no plaintiff class has been certified. Management of each of the defendants believes they have meritorious defenses to contest the claims.

b) North Kent Mall

In October 1983, the Registrant funded a $5,455,654 loan evidenced by a promissory note in the amount of $11,000,000 and collateralized by a wrap-around mortgage on North Kent Mall, Grand Rapids, Michigan (the "Property"). In September 1991, the loan was placed in default and, in April 1992, the Registrant posted the Property for a non-judicial foreclosure.

In June 1992, the borrower filed for protection under Chapter 11 of the U. S. Bankruptcy Code in the U. S. Bankruptcy Court, Eastern District of Michigan, Southern Division (In re North Kent Mall Limited Partnership, Case No.: 92-07467), which action stayed the foreclosure proceedings. In December 1992, the Bankruptcy Court approved a plan of reorganization which allowed the borrower the option to purchase the Registrant's equity in the loan on or before January 1, 1994 for $2,000,000, representing a discount of approximately $5,435,000.
If the Registrant's equity in the loan was not purchased by the borrower by such date, the plan provided for the Registrant to acquire the Property pursuant to a deed in lieu of foreclosure.

The borrower failed to purchase the Registrant's equity in the loan and, on January 14, 1994, the Registrant obtained title to the Property pursuant to a deed in lieu of foreclosure, subject to two mortgage loans collateralized by the Property, which are held by unaffiliated lenders. The Registrant's net investment in the Property was $7,851,693 as of December 31, 1993. However, in accordance with its accounting policies, the Registrant previously reduced the carrying value of the Property in its financial statements to $5,955,400. An unaffiliated party has been retained to provide property management services for the Property.

c) Glendale Fashion Center

In October 1983, the Registrant funded $6,734,301 evidenced by a promissory note in the amount of $10,000,000 and collateralized by a wrap-around mortgage on the Glendale Fashion Center, Glendale, California. The Registrant placed the loan in default in October 1990 and subsequently filed a complaint for foreclosure and for the appointment of a receiver, Balcor Pension Investors-IV vs. Glendale Fashion Center, Superior Court of the State of California, County of Los Angeles, Case No.: BC-041-193. A receiver was appointed to manage the property in December 1991.

In December 1991, the borrower commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, Central District of California, (the "Bankruptcy Court"), Case No.: LA 91-13321-SB, In re Glendale Fashion Center, which stayed the foreclosure proceedings. In October 1993, the Registrant filed a motion in the Bankruptcy Court to lift the stay imposed by the bankruptcy proceedings in order to proceed with a foreclosure. On December 15, 1993, the Bankruptcy Court agreed to lift the stay effective February 10, 1994 if the borrower did not file an acceptable financing commitment to repay the Partnership's loan and fund certain costs. The borrower failed to file the commitment and, on March 16, 1994, a foreclosure sale of the property was held. The Registrant made a successful bid and obtained title to the property, subject to the first mortgage loan held by an unaffiliated lender. An affiliate of the General Partner has been retained to provide property management services for the property.

Item 4.  Submission of Matters to a Vote of Security Holders

(a, b,
 c & d) No matters were submitted to a vote of the Limited Partners of the Registrant during 1993.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital, page F-4, and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," below.

As of December 31, 1993, the number of record holders of Limited Partnership Interests of the Registrant was 32,203.

Item 6.  Selected Financial Data

                                      Year ended December 31,
                       1993        1992        1991        1990        1989
Net interest
  income on loans
  receivable        $2,574,627  $2,796,944  $3,317,247  $8,335,020 $12,567,266
Income (loss) from
  operations of
  real estate held
  for sale             374,948     (52,136)   (301,232)    627,538    (158,154)
Provision for
  potential losses on
  loans, real estate
  and accrued inter-
  est receivable          None   5,750,000   8,969,116   4,000,000   4,000,000
Interest on short-
  term investments     471,235     553,631   1,055,947   1,517,581   1,767,688
Administrative
  expenses           1,425,641   1,314,372   1,228,760     896,317     617,346
Net income (loss)    2,885,608  (4,599,843) (6,022,076)  5,429,599  12,703,244
Net income (loss)
  per average number
  of Limited Part-
  nership Interests
  outstanding             6.58      (10.44)     (13.51)      12.03       27.89
Cash and cash
  equivalents       14,917,086  14,460,945  11,745,674  40,362,859  19,204,230
Net investment in
  loans receivable     997,350   4,582,802   5,969,732  30,492,473  66,267,330
Loans in substan-
  tive foreclosure   1,896,953  17,781,918  31,926,857  20,668,572  28,760,465
Investment in
  joint venture -
  affiliates         4,090,735   4,019,676   5,113,274   5,293,832        None
Real estate held
  for sale          42,852,935  33,530,152  30,797,898  30,081,654  20,624,843
Total assets        67,655,261  75,497,151  87,390,808 119,731,510 124,898,763
Mortgage notes
  payable           14,410,060  17,366,929  20,486,394  24,219,309  23,411,590
Distributions to
  Limited Partners   6,800,334   3,367,894  29,304,799  13,040,057  60,078,380
Distributions per
  Limited Partner-
  ship Interest          16.75        8.25       70.50       31.15      142.30
Number of loans
  outstanding at
  end of year                2           6           9          11          17
Properties owned
  at end of year             8           8           8           9           6
Investment in joint
  venture with
  affiliates                 1           1           1           1        None

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Balcor Pension Investors-IV (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and to a lesser extent, make other junior mortgage loans and first mortgage loans. The Partnership raised $214,803,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund a total of thirty-eight loans. To date, the Partnership has distributed $542.05 per $500 Interest, of which $311.60 represents Cash Flow from operations and $230.45 represents a return of Original Capital. As of December 31, 1993, there are two loans outstanding in the Partnership's portfolio. In addition, the Partnership was operating six properties held for sale and holds a minority joint venture interest in one property.
Additionally, during January and March 1994, the Partnership acquired the North Kent Mall and Glendale Fashion Center, respectively. These investments were classified as real estate held for sale at December 31, 1993.

Operations

Summary of Operations

The Partnership did not recognize a provision for potential losses on loans and accrued interest receivable during 1993. In addition, during 1992, the Partnership recognized its share of the reduction in the carrying value of the Perimeter 400 Center Office Building (in which it has a minority joint venture interest). The combined effect of these events was the primary cause for the recognition of net income during 1993 as compared to a net loss for 1992.

A decrease in the provision for potential losses on loans, real estate and accrued interest receivable was the primary reason for the decrease in the net loss in 1992 as compared to 1991. The Partnership's share of the reduction in the carrying value of the Perimeter 400 Center Office Building during 1992 and a reduction in interest income earned by the Partnership on its short-term interest-bearing instruments and investments in loans receivable partially offset the decrease in net loss. Further discussion of the Partnership's operations is summarized below.

1993 Compared to 1992

The prepayment of The Bluffs loan in May 1992 and the repayment of the Lantana Cascades loan in October 1993 were the primary reasons for the decrease in net interest income on loans receivable during 1993 as compared to 1992. Interest income received during 1993 from the borrower of the Glendale Fashion Center due to a ruling by the Bankruptcy Court and interest income on the residual notes received as part of The Bluffs and Independence Green prepayments partially offset the decrease.

The Partnership has one non-accrual loan at December 31, 1993 which is collateralized by the Stonehaven South Apartments located in Kansas City, Missouri. The funds advanced by the Partnership for this non-accrual loan total approximately $2,800,000, representing approximately 1% of original funds advanced. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. During 1993, the Partnership received cash payments of net interest income totaling approximately $131,000 on this loan. Under the terms of the original loan agreement, the Partnership would have received approximately $375,000 of net interest income. This loan is classified as a loan in substantive foreclosure at December 31, 1993. Loans are classified as loans in substantive foreclosure when a determination has been made that the borrower has little or no equity remaining in the collateral property in consideration of current fair value, or the Partnership has taken certain actions which result in taking effective control of operations of the collateral property.

The allowance for potential losses provides for potential losses on loans and is based upon loan loss experience for similar loans and prevailing economic conditions in the market in which the collateral properties are located and the General Partner's analysis of specific loans in the Partnership's portfolio. While actual losses may vary from time to time because of changes in circumstances (such as occupancy rates, rental rates, and other economic factors), the General Partner believes that adequate recognition has been given to loss exposure in the portfolio at December 31, 1993.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At December 31, 1993, the Partnership was operating six properties which comprised approximately 15% of the Partnership's portfolio based on original funds advanced. Rental income increased and repair and maintenance expense decreased at the Pelican Pointe Apartments due to increased occupancy resulting from the completion of lease-up and stabilization programs during 1992. Rental income also increased at the Republic Park Office Building due to increased occupancy. Service income increased at the Palm View Apartments due to a refund from a utility company for services that had been overcharged in prior years. In addition, due to the requirements of the refinancing agreement, the Partnership began a major repair program during the second quarter of 1993 at the Colony Apartments which caused the property to generate a loss in 1993. Finally, Haystack and Shadows apartment complexes, which were generating income, were sold in August 1992 and April 1993, respectively, and the 240 E. Ontario Office Building, acquired by the Partnership in April 1992 and sold in June 1993, continued to operate at a loss during 1993. The combined effect of these events resulted in the recognition of income from the operations of the Partnership's properties during 1993 as compared to a loss during 1992.

Lower interest rates earned on short-term investments caused a decrease in interest income on short-term investments during 1993 as compared to 1992.

The Partnership's loans generally bear interest at contractually-fixed interest rates. Some loans also provide for additional interest in the form of participations, usually consisting of either a share in the capital appreciation of the property collateralizing the Partnership's loan and/or a share in the increase of the gross income of the property above a certain level. Participation income increased during 1993 as compared to 1992 primarily due to significant participations totaling $849,169 received in connection with the Lantana Cascades loan repayment in October 1993.

Participation in loss of joint venture with affiliates represents the Partnership's 15.37% share of the operations of the Perimeter 400 Center Office Building. During 1992, the Partnership also recognized a loss of $1,173,961 as its share of a reduction in the carrying value of this property. As a result participation in loss of joint venture with affiliates decreased during 1993 as compared to 1992.

The reduced amount of loans being serviced during 1993, due to the relinquishment of the Oakwood Village Apartments loan through foreclosure, and the Bluffs and Lantana Cascades loan repayments and the foreclosure of the loan collateralized by the 240 E. Ontario Office Building, has resulted in a decrease in mortgage servicing fees during 1993 as compared to 1992.

During 1993, the Partnership recognized a net gain of $124,039 on the sales of the Shadows Apartments located in Phoenix, Arizona, the 240 E. Ontario Office Building located in Chicago, Illinois and the land related to the University Office Building located in Denver, Colorado. See Note 10 of Notes to Financial Statements for additional information.

1992 Compared to 1991

The foreclosures of the Shadows and Pelican Pointe apartment complexes during 1991, the foreclosure of the 240 E. Ontario Office Building in April 1992, The Bluffs loan prepayment in May 1992, and a decrease in cash flow received from certain of the borrowers of the loans placed on non-accrual status were the primary reasons for the decrease in net interest income on loans receivable during 1992 as compared to 1991. Additional interest income received in connection with The Bluffs loan prepayment partially offset the decrease.

The Partnership had four loans on non-accrual status at December 31, 1992 which were collateralized by the Glendale Fashion Center located in Glendale, California; North Kent Mall located in Grand Rapids, Michigan; Oakwood Village Apartments located in Orlando, Florida; and Stonehaven South Apartments located in Kansas City, Missouri. The funds advanced by the Partnership for these four loans totaled approximately $18,100,000, which represented approximately 9% of original funds advanced. During 1992, the Partnership received cash payments of net interest income totaling approximately $1,191,000 on the non-accrual loans. Under the terms of the original loan agreements, the Partnership would have received approximately $3,309,000 of net interest income on these loans. The loans collateralized by the Oakwood Village and Stonehaven South apartment complexes, the Glendale Fashion Center and the North Kent Mall were classified as loans in substantive foreclosure at December 31, 1992.

The Partnership recognized a provision for potential losses of $5,750,000 for its loans and real estate during 1992. The Partnership also wrote-off its remaining investment in the Stonegate Arlington Mobile Home Park loan in the amount of $963,041 after applying proceeds received from the discounted payoff of the loan in February 1992 and its remaining investment in the Haystack Apartments in the amount of $1,345,615 after applying proceeds received from the sale of the property in August 1992.

At December 31, 1992, the Partnership was operating eight properties which comprised approximately 21% of the Partnership's portfolio based on original funds advanced. The Partnership acquired the Pelican Pointe Apartments in July 1991 and the 240 E. Ontario Office Building in April 1992, both of which generated losses in 1992 and operations improved at the Colony, Del Lago, Palm View, Regency Club and Shadows apartment complexes and the Republic Park Office Building during 1992. The combined effect of these events resulted in a decrease in the loss from operations of the Partnership's properties during 1992 as compared to 1991.

A special distribution was made in January 1991 from the proceeds received in connection with the Independence Green loan prepayment in November 1990. Prior to this distribution, these proceeds were invested in short-term interest-bearing instruments. In addition, interest rates were lower in 1992 than in 1991. As a result, interest income on short-term investments decreased during 1992 as compared to 1991.

During 1992, the Partnership recognized a loss of $1,173,961 as its share of the reduction in the carrying value of the Perimeter 400 Center Office Building. As a result, the Partnership recognized a participation in loss of joint venture with affiliates during 1992 as compared to a participation in income of joint venture with affiliates during 1991.

The reduced dollar amount of mortgages being serviced during 1992 due to the loan write-offs, loan prepayments and property foreclosures has resulted in a decrease in mortgage servicing fees during 1992 as compared to 1991.

Liquidity and Capital Resources

The Partnership received cash flow from its operating activities. The operating cash flow generated from interest income earned on its investment in loans receivable and short-term interest bearing instruments and cash flow generated by the Partnership's properties held for sale offset the funding of operating escrows and the payment of administrative expenses. The Partnership also received funds from investing activities relating primarily to the sales of the Shadows Apartments, the 240 E. Ontario Office Building and the land related to the University Office Building in April, June and December 1993, respectively and the repayment of the Lantana Cascades loan in October 1993. The Partnership used cash to fund its financing activities which consisted primarily of the payment of distributions to Limited Partners, the repayment of the mortgage notes on the Del Lago and Shadows apartment complexes and the 240
E. Ontario Office Building, the repayment of the underlying loan on the Lantana Cascades Mobile Home Park and the payment of principal on both the underlying loans and the mortgage notes payable. This use of cash was partially offset by the net proceeds generated by the refinancing of the Colony Apartments. The Partnership's cash or near cash position fluctuates during each quarter, initially decreasing with the payment of Partnership distributions for the previous quarter, and then gradually increasing each month in the quarter as mortgage payments and cash flow from property operations are received.

During 1993, the Pelican Pointe and Regency Club apartment complexes and the Republic Park Office Building generated positive cash flow and the Del Lago and Palm View apartment complexes generated marginal cash flow deficits. The Colony Apartments generated a significant cash flow deficit. The Regency Club Apartments and the Republic Park Office Building do not have underlying debt. The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income.

During 1992, the Colony and Regency Club apartment complexes generated positive cash flow and the Del Lago, Palm View and Pelican Pointe apartment complexes and the Republic Park Office Building generated marginal deficits. The Pelican Pointe Apartments improved from a marginal deficit to positive cash flow during 1993 due to the completion during 1991 and early 1992 of repairs and maintenance deferred by the previous owners and increased occupancy resulting from these improvements. The improvement from a marginal deficit to positive cash flow during 1993 for the Republic Park Office Building was the result of improved average occupancy levels. The Partnership focused its efforts to lease-up the property in order to improve operations, and consequently, incurred additional leasing costs which were not included in classifying the cash flow performance of the property since they were non-recurring expenditures. Had these costs been included, the property would have operated at a marginal deficit during 1993. The Colony Apartments, which had generated cash flow during 1992, operated at a significant cash flow deficit during 1993 due to the repair program required under the terms of the refinancing agreement. The General Partner is continuing its efforts to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of any mortgage loans collateralized by its properties, and may refinance or, in certain instances, use Partnership reserves to repay such loans.

The Partnership used a portion of its cash reserves to repay the loan, in the amount of $2,160,797, collateralized by the Del Lago Apartments and the loan, in the amount of $2,838,473, collateralized by the Pelican Pointe Apartments in December 1993 and January 1994, respectively.

In April 1993, the Partnership completed the refinancing of the loan collateralized by the Colony Apartments. The refinancing resulted in the Partnership obtaining a new $3,465,000 first mortgage loan from an unaffiliated lender. From these proceeds the Partnership repaid the prior loan of $1,829,202 and deposited $429,276 into a replacement reserve account and $740,334 into a repair escrow account for approved repairs and replacements on the property. See Note 5 of Notes to Financial Statements for additional information.

In May 1993, the Partnership completed the refinancing of the loan collateralized by the Palm View Apartments. The refinancing resulted in the Partnership obtaining a new $2,866,013 first mortgage loan from an unaffiliated lender. From these proceeds the Partnership repaid the prior loan of $2,749,909 and deposited $100,650 into a repair escrow account. See Note 5 of Notes to Financial Statements for additional information.

In addition, certain borrowers have failed to make payments when due to the Partnership for more than ninety days and, accordingly, these loans have been placed on non-accrual status (income is recorded only as cash payments are received). The General Partner has negotiated with some of these borrowers regarding modifications of the loan terms and has instituted foreclosure proceedings under certain circumstances. Such foreclosure proceedings may be delayed by factors beyond the General Partner's control such as bankruptcy filings by borrowers and state law procedures regarding foreclosures. Further, certain loans made by the Partnership have been restructured to defer and/or reduce interest payments where the properties collateralizing the loans were generating insufficient cash flow to support property operations and debt service. In the case of most loan restructurings, the Partnership receives concessions, such as increased participations or additional interest accruals, in return for modifications, such as deferral or reduction of basic interest payments. There can be no assurance, however, that the Partnership will receive actual benefits from the concessions.

Because of the current weak real estate markets in many cities and regions of the country, attributable to local and regional market conditions such as overbuilding and recessions in local economies and specific industry segments, certain borrowers have requested that the Partnership allow prepayment of mortgage loans. The Partnership has allowed some of these borrowers to prepay such loans, in some cases without assessing prepayment premiums, under circumstances where the General Partner believed that refusing to allow such prepayment would ultimately prove detrimental to the Partnership in light of the probable inability of the properties to generate sufficient revenues to keep loan payments current. In other cases, borrowers have requested prepayment in order to take advantage of lower available interest rates. In these cases, the Partnership has collected substantial prepayment premiums.

The General Partner instituted foreclosure proceedings on the Oakwood Village Apartments in 1988, the Glendale Fashion Center in 1991 and the North Kent Mall in 1992, as discussed below.

The first mortgage lender on the Oakwood Village Apartments loan filed for foreclosure which was granted by the court in February 1993. A foreclosure sale of the property was held during May 1993. The Partnership did not make a bid for the property at the foreclosure sale as the General Partner did not believe that this would be in the best interests of the Partnership due to the significant diminishment in the value of the property. The Partnership no longer has an interest in the loan.

In December 1991, the borrower of the Glendale Fashion Center commenced bankruptcy proceedings. In October 1993, the Partnership filed a motion in the Bankruptcy Court to lift the stay imposed by the proceedings in order to proceed with a foreclosure of the property. In December 1993, the Bankruptcy Court agreed to lift the stay effective February 10, 1994, if the borrower did not file an acceptable financing commitment to repay the Partnership's loan and fund certain costs. The borrower failed to file the commitment and, in March 1994, the Partnership obtained title to the property, subject to two underlying loans totaling $1,853,499. See Item 3. Legal Proceedings for additional information.

The borrower on the North Kent Mall loan filed a plan of reorganization in October 1992 which was confirmed in December 1992. Pursuant to the plan, the borrower had the option to purchase the Partnership's interest in the loan on or before January 1, 1994 for $2,000,000. Since the borrower did not purchase the Partnership's interest in the loan, the borrower conveyed title to the property to the Partnership in January 1994, subject to two underlying mortgage loans totaling $3,413,341.

The Partnership is a 12% participant in the first mortgage loan collateralized by the Colonial Coach and Castlewood mobile home parks. In February 1993, the participants and the borrower executed a second loan modification agreement and in August 1993, a third loan modification agreement was executed. See Note 3 of Notes to Financial Statements for additional information.

In October 1993, the borrower of the $6,000,000 wrap-around mortgage loan collateralized by the Lantana Cascades Mobile Home Park located in Lantana, Florida repaid the loan. The Partnership received net proceeds of approximately $6,029,883, net of the repayment of the underlying first mortgage loan of $1,970,263. These net proceeds were comprised of the funds advanced on the loan ($3,663,557), accrued and unpaid interest thereon ($135,977), accrual interest ($1,015,000), participation income ($849,169) and the amount representing the difference between the original principal balance and the outstanding principal balance due on the underlying loan ($366,180). The funds advanced by the Partnership represented the difference between the wrap-around loan receivable of $6,000,000 and the original balance of the underlying mortgage note payable of $2,336,443.

In April 1993, the Partnership sold the Shadows Apartments located in Phoenix, Arizona in an all cash sale for $1,770,000. The Partnership incurred selling expenses of $81,298 and used a portion of the proceeds from the sale to prepay in full the existing first mortgage loan on the property in the amount of $976,572. See Note 10 of Notes to Financial Statements for additional information.

In June 1993, the Partnership sold the 240 E. Ontario Office Building located in Chicago, Illinois in an all cash sale for $4,000,000. The Partnership incurred selling expenses of $290,436 and used a portion of the proceeds from the sale to repay in full the existing first mortgage loan on the property in the amount of $1,247,224. See Note 10 of Notes to Financial Statements for additional information.

In December 1993, the Partnership sold the land related to the University Office Building located in Denver, Colorado in an all cash sale for $100,000. The Partnership incurred selling expenses of $228. See Note 10 of Notes to Financial Statements for additional information.

In February 1994, the Partnership sold the Republic Park Office Building located in Aurora, Colorado in an all cash sale for $3,250,000. The Partnership incurred selling expenses of $244,360. The proceeds have been retained as cash reserves. See Note 10 of Notes to Financial Statements for additional information.

Distributions to Limited Partners can be expected to fluctuate for various reasons. Generally, distributions are made from Cash Flow generated by interest and other payments made by borrowers under the Partnership's mortgage loans. Loan prepayments and repayments can initially cause Cash Flow to increase as prepayment premiums and participations are paid; however, thereafter prepayments and repayments will have the effect of reducing Cash Flow. If such proceeds are distributed, Limited Partners will have received a return of capital and the dollar amount of Cash Flow available for distribution thereafter can be expected to decrease. Distribution levels can also vary as loans are placed on non-accrual status, modified or restructured and, if the Partnership has taken title to properties through foreclosure or otherwise, as a result of property operations.

In January 1994, the Partnership paid $2,148,030 ($5.00 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Cash Flow of $1.00 per Interest for the fourth quarter of 1993, and $4.00 per Interest representing a portion of the Mortgage Reductions received from the repayment of the Lantana Cascades Mobile Home Park loan. The Partnership made four distributions totaling $1.75 in Cash Flow and $15.00 of Mortgage Reductions in 1993, $8.25 in Cash Flow in 1992, and $16.50 in Cash Flow and $54.00 of Mortgage Reductions in 1991. See Statement of Partners' Capital. The distributions of Mortgage Reductions in 1993 resulted from the prepayment of The Bluffs loan, the sale of the Haystack Apartments and the refinancing of the Colony Apartments. The distributions of Mortgage Reductions in 1991 resulted from the prepayment of the Independence Green loan. The distributions made from Cash Flow decreased between 1993 and 1992 due to the cash flow requirements of the Partnership. The distributions made from Cash Flow decreased between 1992 and 1991 due to the loan prepayments in 1990 and 1991, the loans on non-accrual status and the acquisition of properties through foreclosure. To date, the Partnership has distributed $542.05 per $500 Interest, of which $311.60 represents Cash Flow from operations and $230.45 represents a return of Original Capital.

The Partnership expects to continue making quarterly cash distributions; however, the level of such future distributions will be dependent upon the cash flow generated by the receipt of mortgage payments and improved operations of the Partnership's properties held for sale, mortgage servicing fees and administrative expenses. The General Partner, on behalf of the Partnership, has retained what it believes to be an appropriate amount of working capital to meet current cash or liquidity requirements which may occur.

During 1993, the General Partner, on behalf of the Partnership, used amounts placed in the Early Investment Incentive Fund to repurchase 3,167 Interests from Limited Partners at a total cost of $440,264.

In 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." This statement addresses accounting by creditors for impairment of loans and also eliminates the classification of loans as "in substantive foreclosure." This statement has been adopted by the Partnership as of January 1, 1994, and will not have a material impact on the financial position or results of operations of the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

Item 8.  Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

(a) Neither the Registrant nor Balcor Mortgage Advisors-III, its General Partner, has a Board of Directors.

(b, c
 & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


         TITLE                          NAMES

         Chairman                       Marvin H.  Chudnoff
         President                      Thomas E.  Meador
         and Chief Operating Officer
         Executive Vice President,      Allan Wood
         Chief Financial Officer and
         Chief Accounting Officer
         Senior Vice President          Alexander J.  Darragh
         Senior Vice President          Robert H.  Lutz, Jr.
         Senior Vice President          Michael J.  O'Hanlon
         First Vice President           Gino A.  Barra
         First Vice President           Daniel A.  Duhig
         First Vice President           David S.  Glasner
         First Vice President           Josette V.  Goldberg
         First Vice President           G.  Dennis Hartsough
         First Vice President           Lawrence B.  Klowden
         First Vice President           Alan G.  Lieberman
         First Vice President           Lloyd E.  O'Brien
         First Vice President           Brian D.  Parker
         First Vice President           John K.  Powell, Jr.
         First Vice President           Jeffrey D.  Rahn
         First Vice President           Reid A.  Reynolds

Marvin H. Chudnoff (April 1941) joined Balcor in March 1990 as Chairman. He has responsibility for all strategic planning and implementation for Balcor, including management of all real estate projects in place and financing and sales for a varied national portfolio valued in excess of $6.5 billion. Mr. Chudnoff also holds the position of Vice Chairman of Edward S. Gordon Company Incorporated, New York, a major national commercial real estate firm, which he joined in 1983. He has also served on the Board of Directors of Skippers, Inc. and Acorn Inc., both publicly held companies, and of Waxman Laboratories of Mt. Sinai Hospital, New York. Mr. Chudnoff has been a guest lecturer at the Association of the New York Bar and at Yale and Columbia Universities.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is President and Chief Operating Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for all financial and administrative functions. He is directly responsible for all accounting, treasury, data processing, legal, risk management, tax and financial reporting activities. He is also a Director of The Balcor Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis in support of asset management, institutional advisory and capital markets functions as well as for Balcor Consulting Group, Inc., which provides real estate advisory services to Balcor affiliated entities and third party clients. In addition, Mr. Darragh has supervisory responsibility of Balcor's Investor Services Department. Mr. Darragh received masters degrees in Urban Geography from Queens University and in Urban Planning from Northwestern University.

Robert H. Lutz, Jr. (September 1949) joined Balcor in October 1991. He is President of Allegiance Realty Group, Inc., formerly known as Balcor Property Management, Inc. and, as such, has primary responsibility for all its management and operations. He is also a Director of The Balcor Company. From March 1991 until he joined Balcor, Mr. Lutz was Executive Vice President of Cousins Properties Incorporated. From March 1986 until January 1991, he was President and Chief Operating Officer of The Landmarks Group, a real estate development and management firm. Mr. Lutz received his M.B.A. from Georgia State University.

Michael J. O'Hanlon (April 1951) joined Balcor in February 1992 as Senior Vice President in charge of Asset Management, Investment/Portfolio Management, Transaction Management and the Capital Markets Group which includes sales and refinances. From January 1989 until joining Balcor, Mr. O'Hanlon held executive positions at Citicorp in New York and Dallas, including Senior Credit Officer and Regional Director. He holds a B.S. degree in Accounting from Fordham University, and an M.B.A. in Finance from Columbia University. He is a full member of the Urban Land Institute.

Gino A. Barra (December 1954) joined Balcor's Property Sales Group in September 1983. He is First Vice President of Balcor and assists with the supervision of Balcor's Asset Management Group, Transaction Management, Quality Control and Special Projects.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for various asset management matters relating to investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

David S. Glasner (December 1955) joined Balcor in September 1986 and has primary responsibility for special projects relating to investments made by Balcor and its affiliated partnerships and risk management functions. Mr. Glasner received his J.D. degree from DePaul University College of Law in June 1984.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters relating to Balcor personnel, including training and development, employment, salary and benefit administration, corporate communications and the development, implementation and interpretation of personnel policy and procedures. Ms. Goldberg also supervises Balcor's payroll operations and Human Resources Information Systems
(HRIS). In addition, she has supervisory responsibility for Balcor's Facilities, Corporate and Field Services and Telecommunications Departments. Ms. Goldberg has been designated as a Senior Human Resources Professional
(SHRP).

G. Dennis Hartsough (October 1942) joined Balcor in July 1991 and is responsible for asset management matters relating to all investments made by Balcor and its affiliated partnerships in office and industrial properties. From July 1989 until joining Balcor, Mr. Hartsough was Senior Vice President of First Office Management (Equity Group) where he directed the firm's property management operations in eastern and central United States. From June 1985 to July 1989, he was Vice President of the Angeles Corp., a real estate management firm, where his primary responsibility was that of overseeing the company's property management operations in eastern and central United States.

Lawrence B. Klowden (March 1952) joined Balcor in November 1981 and is responsible for supervising the administration of the investment portfolios of Balcor and its loan and equity partnerships. Mr. Klowden is a Certified Public Accountant and received his M.B.A. degree from DePaul University's Graduate School of Business.

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Lloyd E. O'Brien (December 1945) joined Balcor in April 1987 and has responsibility for the operations and development of Balcor's Information and Communication systems. Mr. O'Brien received his M.B.A. degree from the University of Chicago in 1984.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury, budget activities and corporate purchasing. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University and an M.A. degree in Social Service Administration from the University of Illinois.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for Balcor Consulting Group, Inc. which provides real estate advisory services to Balcor affiliated entities and third party clients. Mr. Powell received a Master of Planning degree from the University of Virginia.

Jeffrey D. Rahn (June 1954) joined Balcor in February 1983 and has primary responsibility for Balcor's Asset Management Department. He is responsible for the supervision of asset management matters relating to equity and loan investments held by Balcor and its affiliated partnerships. Mr. Rahn received his M.B.A. degree from DePaul University's Graduate School of Business.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.


(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1993.

Item 11.  Executive Compensation

(a, b, c,
 d & e) The Registrant has not paid and does not propose to pay any compensation, retirement or other termination of employment benefits to any of the five most highly compensated executive officers of the General Partner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Mortgage Advisors-III and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class

         Limited Partnership    20 Interests     Less than 1%
           Interests

Relatives and affiliates of the partners and officers of the General Partner own 2 additional Interests.

(c) The Registrant is not aware of any arrangements, the operations of which may result in a change of control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

(a & b) See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profit and losses.

See Note 8 of Notes to Financial Statements for additional information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
(1 & 2) See Index to Financial Statements and Financial Statement Schedules in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement of Limited Partnership and Amended and Restated Certificate of Limited Partnership, previously filed as Exhibits 3(a) and 3(b) to Amendment No. 2 to the Registrant's Registration Statement on
Form S-11 dated February 23, 1983 (Registration No. 2-80287) and to the Registrant's Registration Statement dated April 8, 1983 (Registration No. 2-82952), are incorporated herein by reference.

(4) Form of Confirmation regarding Interests in the Registrant set forth as
Exhibit 4 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-11699) is incorporated herein by reference.

(10) (a) Agreement of Sale relating to the sale of Republic Park One Office Building, Aurora, Colorado, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated February 2, 1994 is incorporated herein by reference.

(b) Agreement of Sale and Escrow Agreement relating to the sale of 240 E. Ontario Street Office Building, Chicago, Illinois, previously filed as Exhibit
(2) to the Registrant's Current Report on Form 8-K dated April 15, 1993, is incorporated herein by reference.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended December 31, 1993.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedules attached hereto in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-IV


                         By:  /s/ Allan Wood
                              Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Mortgage Advisors-III,
                              the General Partner

Date: March 30, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
                         Advisors-III, the General
 /s/ Thomas E. Meador    Partner                             March 30, 1994
  Thomas E. Meador
                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Mortgage
   /s/ Allan Wood        Advisors-III, the General Partner   March 30, 1994
     Allan Wood

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1993 and 1992

Statements of Partners' Capital, for the years ended December 31, 1993, 1992 and 1991

Statements of Income and Expenses, for the years ended December 31, 1993, 1992 and 1991

Statements of Cash Flows, for the years ended December 31, 1993, 1992 and 1991

Notes to Financial Statements

Schedules:

I - Marketable Securities - Other Investments, as of December 31, 1993

X - Supplementary Income Statement Information, for the years ended December 31, 1993, 1992 and 1991

Schedules, other than those listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS

To the Partners of
Balcor Pension Investors-IV:

We have audited the accompanying balance sheets of Balcor Pension Investors-IV (An Illinois Limited Partnership) as of December 31, 1993 and 1992, and the related statements of partners' capital, income and expenses and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-IV at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                 /s/ Ernst & Young

                                   Ernst & Young

Chicago, Illinois
March 14, 1994

                             BALCOR PENSION INVESTORS-IV
                          (An Illinois Limited Partnership)

                                    BALANCE SHEETS
                              December 31, 1993 and 1992



                                        ASSETS

                                                      1993          1992
                                                 ------------- -------------
  Cash and cash equivalents                      $ 14,917,086  $ 14,460,945
  Cash and cash equivalents - Early Investment
    Incentive Fund                                    278,978       176,367
  Escrow deposits                                   1,607,545       265,799
  Escrow deposits - restricted                        232,452         4,249
  Accounts and accrued interest receivable            533,526       606,517
  Deferred expenses, net of accumulated
    amortization of $13,530 in 1993                   169,163
  Other assets                                         78,538        68,726
                                                 ------------- -------------
                                                   17,817,288    15,582,603
                                                 ------------- -------------
  Investment in loans receivable:
    Loans receivable - wrap-around
      and first mortgage                            1,247,350     8,109,632
  Less:
    Loan payable - underlying mortgage                            1,999,025
    Allowance for potential loan loss                 250,000     1,527,805
                                                 ------------- -------------
  Net investment in loans receivable                  997,350     4,582,802

  Loans in substantive foreclosure                  1,896,953    17,781,918

  Real estate held for sale (net of
    allowance of $1,277,805 in 1993)               42,852,935    33,530,152

  Investment in joint venture with affiliates       4,090,735     4,019,676
                                                 ------------- -------------
                                                   49,837,973    59,914,548
                                                 ------------- -------------
                                                 $ 67,655,261  $ 75,497,151
                                                 ============= =============



                           LIABILITIES AND PARTNERS' CAPITAL


  Accounts and accrued interest payable          $    727,417  $    905,691
  Due to affiliates                                    86,745        71,888
  Other liabilities (principally
    escrow deposits)                                  545,134       849,097
  Mortgage notes payable                           14,410,060    17,366,929
                                                 ------------- -------------
      Total liabilities                            15,769,356    19,193,605
                                                 ------------- -------------
  Partners' capital (429,606 Limited
    Partnership Interests issued)                  59,327,887    63,305,264
  Less Interests held by Early Investment
    Incentive Fund (25,777 in 1993 and 22,610
    in 1992)                                       (7,441,982)   (7,001,718)
                                                 ------------- -------------
                                                   51,885,905    56,303,546
                                                 ------------- -------------
                                                 $ 67,655,261  $ 75,497,151
                                                 ============= =============

    The accompanying notes are an integral part of the financial statements.

                             BALCOR PENSION INVESTORS-IV
                          (An Illinois Limited Partnership)

                           STATEMENTS OF PARTNERS' CAPITAL
                for the years ended December 31, 1993, 1992 and 1991



                                              Partners' Capital Accounts
                                   -----------------------------------------
                                                    General       Limited
                                       Total        Partner       Partners
                                   ------------- ------------- -------------

  Balance at December 31, 1990     $102,200,715  $ (2,013,534) $104,214,249

  Repurchase of 7,260 Limited
    Partnership Interests            (1,406,038)                 (1,406,038)
  Cash distributions (A)            (29,895,506)     (590,707)  (29,304,799)
  Net loss for the year
    ended December 31, 1991          (6,022,076)     (451,656)   (5,570,420)
                                   ------------- ------------- -------------
  Balance at December 31, 1991       64,877,095    (3,055,897)   67,932,992
  Repurchase of 1,841 Limited
    Partnership Interests              (310,458)                   (310,458)
  Cash distributions (A)             (3,663,248)     (295,354)   (3,367,894)
  Net loss for the year
    ended December 31, 1992          (4,599,843)     (344,988)   (4,254,855)
                                   ------------- ------------- -------------
  Balance at December 31, 1992       56,303,546    (3,696,239)   59,999,785

  Repurchase of 3,167 Limited
    Partnership Interests              (440,264)                   (440,264)
  Cash distributions (A)             (6,862,985)      (62,651)   (6,800,334)
  Net income for the year
    ended December 31, 1993           2,885,608       216,421     2,669,187
                                   ------------- ------------- -------------
  Balance at December 31, 1993     $ 51,885,905  $ (3,542,469) $ 55,428,374
                                   ============= ============= =============

  (A)  Summary of cash distributions paid per Limited Partnership Interest:

                                        1993          1992          1991
                                   ------------- ------------- -------------

                First Quarter      $       1.75  $       3.00  $      61.50
                Second Quarter             5.00          1.75          3.00
                Third Quarter              5.00          1.75          3.00
                Fourth Quarter             5.00          1.75          3.00

    The accompanying notes are an integral part of the financial statements.

                             BALCOR PENSION INVESTORS-IV
                          (An Illinois Limited Partnership)

                          STATEMENTS OF INCOME AND EXPENSES
                for the years ended December 31, 1993, 1992 and 1991


                                        1993          1992          1991
                                   ------------- ------------- -------------
  Income:
    Interest on loans receivable
      and loans in substantive
      foreclosure                  $  3,241,345  $  3,508,993  $  4,313,832
    Less interest on loans
      payable - underlying
      mortgages                         666,718       712,049       996,585
                                   ------------- ------------- -------------
    Net interest income on
      loans receivable                2,574,627     2,796,944     3,317,247
    Income (loss) from operations
      of real estate held for sale      374,948       (52,136)     (301,232)
    Interest on short-term
      investments                       471,235       553,631     1,055,947
    Participation income                849,169        12,737       116,463
                                   ------------- ------------- -------------
        Total income                  4,269,979     3,311,176     4,188,425
                                   ------------- ------------- -------------

  Expenses:
    Provision for potential losses
      on loans, real estate and
      accrued interest receivable                   5,750,000     8,969,116
    Participation in loss (income)
      of joint venture with
      affiliates                         32,660       779,403       (78,782)
    Mortgage servicing fees              50,109        67,244        91,407
    Administrative                    1,425,641     1,314,372     1,228,760
                                   ------------- ------------- -------------
        Total expenses                1,508,410     7,911,019    10,210,501
                                   ------------- ------------- -------------
  Income (loss) before net gain
    on sales of real estate           2,761,569    (4,599,843)   (6,022,076)

  Net gain on sales of real estate      124,039
                                   ------------- ------------- -------------
  Net income (loss)                $  2,885,608  $ (4,599,843) $ (6,022,076)
                                   ============= ============= =============
  Net income (loss) allocated to
    General Partner                $    216,421  $   (344,988) $   (451,656)
                                   ============= ============= =============
  Net income (loss) allocated to
    Limited Partners               $  2,669,187  $ (4,254,855) $ (5,570,420)
                                   ============= ============= =============
  Net income (loss) per average
    number of Limited Partnership
    interests outstanding (405,785
    407,728 and 412,302 for the
    years ended December 31, 1993,
    1992 and 1991, respectively)   $       6.58  $     (10.44) $     (13.51)
                                   ============= ============= =============

    The accompanying notes are an integral part of the financial statements.

                             BALCOR PENSION INVESTORS-IV
                           (An Illinois Limited Partnership)

                               STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 1993, 1992 and 1991


                                        1993          1992          1991
                                   ------------- ------------- -------------
  Operating activities:
    Net income (loss)              $  2,885,608  $ (4,599,843) $ (6,022,076)
    Adjustments to reconcile net
      income (loss) to net cash
      provided by operating
      activities:
        Net gain on sales of real
          estate                       (124,039)
        Participation in loss
          (income) of joint venture
          with affiliates                32,660       779,403       (78,782)
        Provision for potential
          losses on loans, real
          estate and accrued
          interest receivable                       5,750,000     8,969,116
        Accrued interest income
          due at maturity              (152,718)     (194,759)     (176,813)
        Collection of interest
          income due at maturity      1,015,000
        Amortization of deferred
          expenses                       13,530
        Amortization of deferred
          loan fees                                  (113,640)      (30,303)
        Net change in:
          Escrow deposits              (132,721)      (23,492)       51,115
          Escrow deposits-restricted   (228,203)      490,310       399,557
          Accounts and accrued
            interest receivable          32,380       146,136        53,480
          Other assets                   (9,812)      (15,800)      (52,926)
          Accounts and accrued
            interest payable           (446,122)      380,910      (259,936)
          Due to affiliates              14,857       (27,436)       32,146
          Other liabilities              50,049      (328,210)     (344,792)
                                   ------------- ------------- -------------
    Net cash provided by
      operating activities            2,950,469     2,243,579     2,539,786
                                   ------------- ------------- -------------
  Investing activities:
    Capital contributions to joint
      venture with affiliates          (127,990)
    Distributions from joint
      venture with affiliates            24,271       314,195       259,340
    Collection of principal
      payments on loans receivable
      and in loans in substantive
      foreclosure                     6,110,965     6,559,678     1,227,848
    Additions to real estate           (170,502)     (277,512)     (226,098)
    Proceeds from sales of real
      estate                          5,870,000     3,300,000     2,200,000
    Costs incurred in connection
      with sales of real estate        (371,962)     (135,971)     (336,384)
    Costs incurred in connection
      with real estate acquired
      through foreclosure                            (693,219)     (343,581)
    Costs incurred in connection
      with real estate relinquished
      through foreclosure                                          (127,659)
                                   ------------- ------------- -------------
    Net cash provided by
      investing activities           11,334,782     9,067,171     2,653,466
                                   ------------- ------------- -------------
  Financing activities:
    Distributions to Limited
      Partners                       (6,800,334)   (3,367,894)  (29,304,799)
    Distributions to General
      Partner                           (62,651)     (295,354)     (590,707)
    Change in cash and cash
      equivalents - Early
      Investment Incentive Fund        (102,611)       30,217       187,583
    Repurchase of Limited
      Partnership Interests            (440,264)     (310,458)   (1,406,038)
    Principal payments on
      underlying loans payable          (28,762)      (30,988)     (711,963)
    Repayment of underlying
      loan payable                   (1,970,263)   (1,915,128)
    Principal payments on mortgage
      notes payable                    (399,816)     (682,825)     (318,401)
    Proceeds from mortgage note
      refinancings                    6,331,013
    Repayment of mortgage
      notes payable                  (8,963,704)   (2,023,049)   (1,666,112)
    Funding of capital improvement
      escrows                        (1,309,675)
    Release of capital improvement
      escrows                           100,650
    Payment of deferred expenses       (182,693)
                                   ------------- ------------- -------------
    Net cash used in
      financing activities          (13,829,110)   (8,595,479)  (33,810,437)
                                   ------------- ------------- -------------

  Net change in cash and
    cash equivalents                    456,141     2,715,271   (28,617,185)
  Cash and cash equivalents at
    beginning of year                14,460,945    11,745,674    40,362,859
                                   ------------- ------------- -------------
  Cash and cash equivalents at
    end of year                    $ 14,917,086  $ 14,460,945  $ 11,745,674
                                   ============= ============= =============

    The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

 1.  Accounting Policies:

(a) The Partnership records wrap-around mortgage loans at the face amount of the mortgage instrument which includes the outstanding indebtedness of the borrower under the terms of the underlying mortgage obligation(s). The underlying mortgage obligation(s) are recorded as a reduction of the wrap-around mortgage loan and the resulting balance represents the Partnership's net advance to the borrower. The Partnership is responsible for making periodic payments to the underlying mortgage lender(s) only to the extent that payments as required by the wrap-around mortgage agreement are received by the Partnership from the borrower.

(b) Net interest income on the Partnership's wrap-around mortgage loans is primarily comprised of the differential between the interest portion of the monthly payment received from the borrower and the interest portion of the underlying debt service paid to the mortgage lender(s). This interest is recorded in the period that it is earned as determined by the terms of the mortgage loan agreements. Certain mortgage loans also contain provisions for specific amounts of interest to accrue on a periodic basis and be paid to the Partnership upon maturity of the loans. Interest of this type is recognized only to the extent of the net present value of the total amount due to date.

The accrual of interest is discontinued when payments become contractually delinquent ninety days or more unless the loan is in process of collection. Once a loan has been placed on a non-accrual status, income is recorded only as cash payments are received from the borrower until such time as the borrower has demonstrated an ability to make regular payments under the terms of the original or renegotiated loan agreement.

(c) The Partnership provides for potential loan losses based upon past loss experience for similar loans and properties, prevailing economic conditions in the geographic areas in which collateral is located, delinquencies with respect to repayment terms, and the valuation of specific loans in the Partnership's portfolio.

(d) Under certain circumstances, the Partnership may accept promissory notes in satisfaction of a borrower's obligations for certain fees upon prepayment of a loan as required by the loan agreement. These fees include, among other things, prepayment premiums and participations in the borrower's equity in the collateral property. The Partnership's policy is to record such income on a cash basis as payments required under the terms of the promissory notes are received.

(e) Deferred expenses consist of refinancing fees which are amortized over the term of the respective loan.

(f) Loans are classified in substantive foreclosure when a determination has been made that the borrower has little or no equity remaining in the collateral property in consideration of current fair value, or the Partnership has taken certain actions which result in taking effective control of operations of the collateral property. These loans are on non-accrual status; therefore, income is recorded only as cash payments are received from the borrower.

(g) Real estate held for sale and loans in substantive foreclosure are recorded at the lower of fair value less estimated costs to sell or cost at the foreclosure date or the date of substantive foreclosure, respectively. Any future declines in fair value will be charged to income and recognized as a valuation allowance, while subsequent increases in value will reduce the valuation allowance, but not below zero.

(h) In 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." This statement addresses accounting by creditors for impairment of loans and also eliminates the classification of loans as "in substantive foreclosure." This statement has been adopted by the Partnership as of January 1, 1994, and will not have a material impact on the financial position or results of operations of the Partnership.

(i) Investment in joint venture with affiliates represents the Partnership's 15.37% interest in a joint venture with affiliated partnerships. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(j) The Partnership records repurchases of Interests by the Early Investment Incentive Fund as a reduction of Partners' Capital (see Note 2 of Notes to Financial Statements). Cash and cash equivalents not yet utilized to repurchase Interests, but which are part of the Early Investment Incentive Fund, are classified as restricted assets of the Partnership.

(k) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(l) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(m) Several reclassifications have been made to the previously reported 1992 and 1991 statements in order to provide comparability with the 1993 statements. These reclassifications have not changed the 1992 or 1991 results.

 2. Partnership Agreement:

The Partnership was organized on October 21, 1982; however, operations did not commence until 1983. The Partnership Agreement provides for Balcor Mortgage Advisors-III to be the General Partner and for the admission of Limited Partners through the sale of up to 450,000 Limited Partnership Interests at $500 per Interest, 429,606 of which were sold on or prior to June 2, 1983, the termination date of the offering. For financial statements purposes, profits and losses are allocated 92.5% to the Limited Partners, of which 2.5% relates to the Early Investment Incentive Fund, and 7.5% to the General Partner.

To the extent that Cash Flow is distributed, distributions will be made as follows: (i) 90% of such Cash Flow will be distributed to the Limited Partners,
(ii) 7.5% of such Cash Flow will be distributed to the General Partner, and
(iii) 2.5% of such Cash Flow will be set aside in the Early Investment Incentive Fund (the "Fund") for payment on dissolution of the Partnership to those investors who subscribed prior to August 31, 1983 ("Early Investors") if necessary for them to receive a return of their Original Capital plus a specified Cumulative Return based on the date of investment. Amounts, if any, remaining in the Fund after Early Investors have received such returns will be distributed 90% to all Limited Partners and 10% to the General Partner.

Amounts placed in the Fund may, at the sole discretion of the General Partner and subject to certain limitations, be used to repurchase Interests from existing Limited Partners. During 1993, the Fund repurchased 3,167 Interests at a cost of $440,264. The amounts of the repurchases are as follows:

             Date             Number of
         Repurchased          Interests         Cost

     First Quarter 1993           342         $ 54,460
     Second Quarter 1993          393           55,460
     Third Quarter 1993          1557          212,657
     Fourth Quarter 1993          875          117,687

All repurchases of Interests have been made at 90% of the then current value of such Limited Partnership Interests at the previous quarter end.

Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests are paid to the Fund. To the extent that amounts in the Fund are not utilized to repurchase Interests, such amounts are invested in short-term interest-bearing instruments with interest thereon being earned by the Fund.


 3. Investment in Loan Receivable:

In December 1986, the Partnership and an affiliated Partnership (together, the "Participants") funded a first mortgage loan collateralized by the Colonial Coach and Castlewood West mobile home parks. The Partnership participates ratably in approximately 12% of the original loan amount, interest income and participation income. The net carrying value of the loan was $997,350 at December 31, 1993.

In August 1992, the borrower failed to make the required payments due under the loan agreement and the Participants subsequently placed the borrower in default. In February 1993, the Participants and the borrower executed a second modification agreement which resulted in a decrease in the contract rate of the loan from 10% per annum to 8% per annum for the period commencing March 1993 through February 1995. Thereafter, through maturity in January 1997, the contract rate of the loan was to be 11% per annum.

In August 1993, a third modification agreement on this loan was executed which resulted in a change in the contract rate to 10% per annum with an 8% pay rate per annum, effective with the September 1993 payment through an extended maturity date of July 1998. The difference between the 10% contract rate and the 8% pay rate is deferred and payable at maturity. The third modification also eliminated all types of contingent additional interest. None of these amounts were previously recognized since receipt was dependent on various conditions. Under the terms of the original loan agreement, the Partnership would have received interest payments of approximately $130,000 during each of 1993, 1992 and 1991, while under the terms of the modifications, the Partnership has received payments of $96,000, $120,000 and $91,000 during 1993, 1992 and 1991, respectively.

 4. Loan in Substantive Foreclosure:

The carrying value of the loan in substantive foreclosure at December 31, 1993 was $1,896,953. The loan is collateralized by the Stonhaven South Apartments located in Kansas City, Missouri.

 5. Mortgage Notes Payable:

The mortgage notes payable at December 31, 1993 and 1992 consisted of the following:

                     Balance     Balance   Current  Current    Due
                       at          at      Monthly Interest  Date of   Balloon
    Property        12/31/93    12/31/92  Payments  Rate %    Loan     Payment

Real estate held for sale:

Del Lago Apartments
  (carrying value
  $3,200,000)(A)               $2,210,099
Colony Apartments
  (carrying value
  $4,507,984)(B)   $3,451,048   1,833,089  $23,363   7.50%  5/2028         None
Palm View Apartments
  (carrying value
  $5,727,000)(C)    2,853,699   2,780,026   22,118   8.54   6/1998   $2,740,000
Shadows Apartments(D)             989,190
Pelican Pointe
  Apartments
  (carrying value
  $7,423,577)(E)    2,838,473   2,917,690
240 E.  Ontario
  Office Building(F)            1,245,168
North Kent Mall
  (carrying value
  $5,955,400)       2,543,614               35,126   9.50   7/1996    2,073,000
                      869,727                9,617  11.00   2/2010         None
Glendale Fashion
  Center
  (carrying value
  $8,570,881)       1,234,815                9,261   9.00  11/1999    1,235,000
                      618,684                4,640   9.00  12/1995      619,000
                  ----------- -----------
Total real estate
  held for sale    14,410,060  11,975,262
                  ----------- -----------

Loans in substantive foreclosure:

Glendale Fashion
  Center (G)                    1,224,256
                                  641,633

North Kent Mall(H)              2,638,921
                                  886,857
                              -----------
Total loans in
  substantive
  foreclosure                   5,391,667
                  ----------- -----------
    Grand Total   $14,410,060 $17,366,929
                  =========== ===========

(A) This loan was repaid in the amount of $2,160,797 in December  1993.

(B) In April 1993, the Partnership completed the refinancing of this loan. The refinancing resulted in the Partnership obtaining a new $3,465,000 first mortgage loan from an unaffiliated lender. The Partnership used $1,829,202 of the proceeds from the new mortgage loan to repay the prior loan. The Partnership also paid refinancing costs of $81,693 which will be amortized over the life of the loan.

(C) In May 1993, the Partnership completed the refinancing of this loan. The refinancing resulted in the Partnership obtaining a new $2,866,013 first mortgage loan from an unaffiliated lender. The Partnership used $2,749,909 of the proceeds from the new mortgage loan to repay the prior loan. The Partnership also paid refinancing costs of $101,000 which will be amortized over the life of the loan.

(D) In April 1993, the Partnership sold this property in an all cash sale. (See Note 10 of Notes to Financial Statements for additional information.)

(E) This loan was repaid in the amount of $2,838,473 in January 1994.

(F) In June 1993, the Partnership sold this property in an all cash sale.  (See
Note 10 of Notes in Financial Statements for additional information.)

(G) In October 1992, the Bankruptcy Court ruled that the Partnership is entitled to receive $50,000 per month from the operations of the property beginning November 1, 1992, from which the Partnership was required to pay a minimum of $7,852 per month to the underlying lender. In January 1993, the Bankruptcy Court ruled that the underlying lender is entitled to receive monthly interest-only payments at the rate of 9% per annum. In March 1994, the Partnership acquired this property through foreclosure. (See Note 7 of Notes to Financial Statements for additional information.)

(H) In June 1992, the borrower of this loan filed for bankruptcy protection and in December, a plan was approved by the Bankruptcy Court. In accordance with this plan, in January 1993, the underlying lender increased the loan balance by $75,638 which represented foreclosure costs incurred by the lender. Accordingly, the Partnership increased the basis of its loan receivable by this amount. In January 1994, the Partnership acquired this property pursuant to a deed in lieu of foreclosure. (See Note 7 of Notes to Financial Statements for additional information.)

Approximate maturities of the above mortgage notes payable during each of the next five years are as follows:

                         1994          $ 3,092,000
                         1995              897,000
                         1996            2,228,000
                         1997               86,000
                         1998            2,813,000

During the years ended December 31, 1993, 1992 and 1991, the Partnership incurred interest expense on the mortgage notes payable of $1,684,374, $1,814,165 and $1,170,205, respectively, and paid interest of $1,662,500,
$1,781,277 and $1,170,205, respectively.

 6. Investment in Joint Venture with Affiliates:

In February 1991, the Partnership and three affiliated partnerships (the "Participants") acquired title to the Perimeter 400 Center Office Building, located in Fulton County, Georgia. Profits and losses, and all capital contributions and distributions are allocated in accordance with the Participants' original funding percentages. The Partnership's sharing percentage is 15.37%. During 1993, 1992 and 1991, the Partnership recognized a loss of $102,211, $1,173,961 and $400,000, respectively, as its share of the reduction in the carrying value of the property. These amounts are included in the Partnership's participation in loss of joint venture with affiliates. In addition, during 1993, 1992 and 1991, the Partnership received distributions from this joint venture totaling $24,271, $314,195 and $259,340, respectively. The Partnership also made contributions of $127,990 to this joint venture in 1993.

 7. Real Estate Held For Sale:

The Partnership acquired the following properties through foreclosure: the North Kent Mall and Glendale Fashion Center, which were acquired by the Partnership through foreclosure in January and March 1994, respectively, and are classified as real estate held for sale at December 31, 1993; the 240 E. Ontario Office Building in 1992; and the Pelican Pointe and Shadows apartment complexes in 1991. The Partnership recorded the costs of the properties at $15,849,638, $9,864,354 and $10,236,506 in 1993, 1992 and 1991, respectively, which was equal to the outstanding loan balances plus any accrued interest receivable. In addition, the Partnership reduced the bases of the properties by $45,552 in 1993 and increased the bases by $672,092 and $174,757 in 1992 and 1991, respectively, which represented certain other receivables, liabilities, escrows and costs recognized or incurred in connection with the foreclosures.

 8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/93         12/31/92         12/31/91
                           Paid   Payable   Paid   Payable   Paid   Payable

Mortgage servicing fees   $51,587  $3,308  $70,251  $4,786  $93,971  $7,793
Property management fees  373,246  30,443  386,859  30,746  305,261  30,297
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             74,940   6,193   96,153   7,352   71,682  15,945
    Data processing       117,237  32,116  125,958  10,196  142,411  11,307
    Investor communica-
      tion                 20,027   1,655   38,230   2,924   21,256   4,728
    Legal                  17,258   1,426   17,455   1,335   21,754   4,839
    Portfolio management  112,764  10,458   98,759  13,483   39,657  21,839
    Other                  13,867   1,146   13,934   1,066   11,582   2,576


 9. Management Agreements:

Seven of the properties classified as real estate held for sale by the Partnership at December 31, 1993 are under management agreements with Allegiance Realty Group, Inc. (formerly Balcor Property Management, Inc.), an affiliate of the General Partner. These management agreements provide for annual fees of 5% of gross operating receipts for residential properties and 3% to 6% of gross operating receipts for commercial properties.

The North Kent Mall is currently under a management agreement with a third-party management company.

 10. Real Estate Sales:

(a) In February 1991, the Partnership sold the Fridley Office Buildings located in Fridley, Minnesota in an all cash sale for $2,200,000. The basis of the property sold was $2,849,725 and the Partnership incurred selling expenses of $156,384. A portion of the proceeds from the sale was used to prepay in full the existing first mortgage loans on the property in the amount of $1,666,112. For financial statement purposes, the Partnership incurred a loss of $806,109 which was written off against the allowance for losses previously established.

(b) In August 1992, the Partnership sold the Haystack Apartments located in Shreveport, Louisiana in an all cash sale for $3,300,000. The basis of the property sold was $4,509,644 and the Partnership incurred selling expenses of $135,971. A portion of the proceeds from the sale was used to prepay in full the existing first mortgage loan on the property in the amount of $2,023,049. For financial statement purposes, the Partnership incurred a loss of $1,345,615 which was written off against the allowance for losses previously established.

(c) In April 1993, the Partnership sold the Shadows Apartments located in Phoenix, Arizona in an all cash sale for $1,770,000. The carrying value of the property sold was $1,391,000 and the Partnership incurred selling expenses of $81,298. A portion of the proceeds from the sale was used to prepay in full the existing first mortgage loan on the property in the amount of $976,572.
For financial statement purposes, the Partnership recognized a gain of $297,702 on the sale of the property.

(d) In June 1993, the Partnership sold the 240 E. Ontario Office Building located in Chicago, Illinois in an all cash sale for $4,000,000. The carrying value of the property sold was $3,983,000 and the Partnership incurred selling expenses of $290,436. A portion of the proceeds from the sale was used to prepay in full the existing first mortgage loan on the property in the amount of $1,247,224. For financial statement purposes, the Partnership recognized a loss of $273,435 on the sale of the property.

(e) In December 1993, the Partnership sold the land related to the University Office Building located in Denver, Colorado in an all cash sale for $100,000. The Partnership had not recognized any value for the land in its financial statements. In addition, the Partnership incurred selling expenses of $228. For financial statement purposes, the Partnership recognized a gain of $99,772 on the sale of the land.

(f) In February 1994, the Partnership sold the Republic Park Office Building located in Aurora, Colorado in an all cash sale for $3,250,000. The carrying value of the property sold was $1,835,094 and the Partnership incurred selling expenses of $244,360. For financial statement purposes, the Partnership will recognize a gain of $1,170,546 on the sale of the property during the first quarter of 1994.

 11. Real Estate Relinquished Through Foreclosure:

In April 1991, the Partnership and the lender executed an agreement pursuant to which the Partnership conveyed to the lender its leasehold interest in the University Building in June 1991. The lender paid ground rent of $1,000 per month to the Partnership for the land retained by the Partnership until the land was sold in December 1993. For financial statement purposes, the Partnership recognized a loss of $4,184,404 resulting from the conveyance of this property, which was written off against the allowance for losses previously established. This loss consisted of the write-off of the property basis of $7,074,264, net of the mortgage payable balance of $2,453,732 and net liabilities of $436,128. In addition, the Partnership incurred foreclosure costs totaling $127,659.

 12. Interest in Loan Receivable Relinquished Through Foreclosure:

During May 1993, the borrower of the loan collateralized by the Oakwood Village Apartments, for which the Partnership held a wrap-around mortgage loan, relinquished title to the property to the first mortgage holder through foreclosure. Due to the significantly diminished value of the property, the Partnership did not contest this action. For financial statement purposes, the Partnership had previously fully reserved this loan.

 13. Sale of Note Receivable:

During 1991, the borrower of the loan collateralized by the Stonegate Arlington Mobile Home Park did not have sufficient funds to repay the underlying mortgage loan which matured in November. The Partnership accepted a proposal from the borrower to purchase the Partnership's loan for $425,000 in February 1992 due to the diminished value of the property collateralizing the loan and received this amount in installments during the first quarter of 1992. For financial statement purposes, the Partnership recognized a loss of $963,041, which was written off against the allowance for losses previously established. This write-off consisted of the wrap-around loan receivable balance of $1,379,427 after application of the $425,000 and related receivables of $3,552, net of the underlying mortgage payable balance of $413,591 and escrow liabilities of $6,347.

 14. Contingencies:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. Although the outcome of these matters is not presently determinable, it is management's opinion that the ultimate outcome should not have a material adverse affect on the financial position of the Partnership. Management of the defendants believes they have meritorious defenses to contest the claims.

 15. Subsequent Event:

In January 1994, the Partnership made a distribution of $2,148,030 ($5.00 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Cash Flow of $1.00 per Interest for the fourth quarter of 1993, and $4.00 per Interest representing a portion of the Mortgage Reductions received from the repayment of the Lantana Cascades Mobile Home Park loan.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

             SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                            as of December 31, 1993


     Col.  A              Col.  B     Col.  C       Col.  D         Col.  E

                                                                   Amount at
                                                                  Which Each
                           Number                                Portfolio of
                          of Shares                             Equity Security
                         or Units -                  Market     Issues and Each
                          Principal                 Value of    Other Security
 Name of Issuer and        Amounts       Cost      Each Issue    Issue Carried
Title of Each Issue       of Bonds      of Each    at Balance       in the
                          and Notes      Issue     Sheet Date    Balance Sheet

Marketable Securities(A)

Commercial Paper:

American Cyanamid
 Company
  3.20% due 01/05/94    $ 1,000,000  $   997,956   $   997,956   $   997,956

American General
 Investment
 Corporation
  3.22% due 01/10/94      3,000,000    2,986,046     2,986,046     2,986,046

Banque Nationale De
 Paris DTD
  3.15% due 01/10/94        350,000      350,000       350,000       350,000

American Cyanamid
 Company
  3.30% due 01/12/94      1,000,000      996,242       996,242       996,242

A.I.  Credit
 Corporation
  3.25% due 01/14/94      3,000,000    2,984,291     2,984,291     2,984,291

American Cyanamid
 Company
  3.30% due 01/18/94      1,000,000      995,417       995,417       995,417

American Cyanamid
 Company
  3.20% due 01/31/94      3,000,000    2,986,933     2,986,933     2,986,933

Consolidated Natural
 Gas Company
  3.22% due 02/11/94      2,000,000    1,991,950     1,991,950     1,991,950
                        -----------  -----------   -----------   -----------
    Total               $14,350,000  $14,288,835   $14,288,835   $14,288,835
                        ===========  ===========   ===========   ===========

(A) Marketable securities are included in cash and cash equivalents on the balance sheet. Cash of $628,251 is also included in this category.

                         BALCOR PENSION INVESTORS - IV
                       (An Illinois Limited Partnership)

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
              for the years ended December 31, 1993, 1992 and 1991


                  Column A                        Column B

                    Item                Charged to Costs and Expenses
                                          1993       1992       1991

           Maintenance and repairs     $1,928,785 $1,864,406 $1,619,284

           Real estate taxes              876,723  1,122,798    824,655


Notes

(a)  There was no depreciation of buildings or royalty payments.