Form 10-Q
period 1994-03-31
BALCOR PENSION INVESTORS IV
filed 1994-05-13
CIK 709329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 1994

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____________ to ____________

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

                           BALCOR PENSION INVESTORS-IV
                        (An Illinois Limited Partnership)

                                  BALANCE SHEETS
                      March 31, 1994 and December 31, 1993
                                   (Unaudited)


                                      ASSETS

                                                    1994          1993
                                               ------------- -------------
Cash and cash equivalents                      $ 13,550,049  $ 14,917,086
Cash and cash equivalents - Early Investment
  Incentive Fund                                    293,812       278,978
Escrow deposits                                   1,526,594     1,607,545
Escrow deposits - restricted                                      232,452
Accounts and accrued interest receivable            126,629       533,526
Deferred expenses, net of accumulated
  amortization of $19,162 in 1994 and
  $13,530 in 1993                                   163,531       169,163
Other assets                                                       78,538
                                               ------------- -------------
                                                 15,660,615    17,817,288
                                               ------------- -------------
Investment in loans receivable:
  Loans receivable - first mortgage               3,117,939     1,247,350
Less:
  Allowance for potential loan loss                 250,000       250,000
                                               ------------- -------------
Net investment in loans receivable                2,867,939       997,350

Loan in substantive foreclosure                                 1,896,953

Real estate held for sale (net of
  allowance of $1,277,805 in 1994
  and 1993)                                      41,368,106    42,852,935
Investment in joint venture with affiliates       4,211,830     4,090,735
                                               ------------- -------------
                                                 48,447,875    49,837,973
                                               ------------- -------------
                                               $ 64,108,490  $ 67,655,261
                                               ============= =============



                         LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued interest payable          $    696,468  $    727,417
Due to affiliates                                   178,932        86,745
Other liabilities (principally security
  and escrow deposits)                              254,652       545,134
Mortgage notes payable                           11,510,402    14,410,060
                                               ------------- -------------
    Total liabilities                            12,640,454    15,769,356
                                               ------------- -------------
Partners' capital (429,606 Limited
  Partnership Interests issued)                  58,910,018    59,327,887
Less Interests held by Early Investment
  Incentive Fund (25,777 in 1994 and 1993)       (7,441,982)   (7,441,982)
                                               ------------- -------------
                                                 51,468,036    51,885,905
                                               ------------- -------------
                                               $ 64,108,490  $ 67,655,261
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-IV
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended March 31, 1994 and 1993
                                   (Unaudited)

                                                    1994          1993
                                              -------------- -------------
Income:
  Interest on loans receivable and
    loans in substantive foreclosure          $      70,377  $    737,881
  Less interest on loans payable -
    underlying mortgages                                          146,996
                                              -------------- -------------
  Net interest income on
    loans receivable                                 70,377       590,885
  Income from operations of
    real estate held for sale                       514,412       190,818
  Participation in income of
    joint venture with affiliates                   101,622        39,729
  Interest on short-term investments                142,104       114,524
                                              -------------- -------------
      Total income                                  828,515       935,956
                                              -------------- -------------

Expenses:
  Mortgage servicing fees                             6,384        14,358
  Administrative                                    355,600       286,260
                                              -------------- -------------
      Total expenses                                361,984       300,618
                                              -------------- -------------
Income before net gain on sale
  of real estate                                    466,531       635,338

Net gain on sale of real estate                   1,170,546
                                              -------------- -------------
Net income                                    $   1,637,077  $    635,338
                                              ============== =============
Net income allocated to
  General Partner                             $     122,781  $     47,650
                                              ============== =============
Net income allocated to
  Limited Partners                            $   1,514,296  $    587,688
                                              ============== =============
Net income per average number of
  Limited Partnership interests outstanding
  (403,829 in 1994 and 406,681 in 1993)       $        3.75  $       1.45
                                              ============== =============
Distribution to General Partner               $      35,801  $     62,651
                                              ============== =============
Distribution to Limited Partners              $   2,019,145  $    712,241
                                              ============== =============
Distribution per Limited Partnership Interest $        5.00  $       1.75
                                              ============== =============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-IV
                         (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                 for the quarters ended March 31, 1994 and 1993
                                   (Unaudited)

                                                    1994          1993
                                               ------------- -------------
Operating activities:
  Net income                                   $  1,637,077  $    635,338
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Net gain on sale of real estate            (1,170,546)
      Participation in income of joint
        venture with affiliates                    (101,622)      (39,729)
      Accrued interest income due at maturity                     (55,115)
      Amortization of deferred expenses               5,632
      Net change in:
        Escrow deposits                              80,951      (225,225)
        Escrow deposits-restricted                  232,452
        Accounts and accrued interest
          receivable                                406,897       202,772
        Other assets                                 78,538      (158,370)
        Accounts and accrued interest payable       (30,949)      (32,787)
        Due to affiliates                            92,187        33,567
        Other liabilities                          (290,573)       77,708
                                               ------------- -------------
  Net cash provided by operating activities         940,044       438,159
                                               ------------- -------------
Investing activities:
  Capital contribution to joint
    venture with affiliates                         (19,473)
  Collection of principal payments on loan
    receivable and loan in substantive
    foreclosure                                      26,364        33,583
  Additions to real estate                                        (15,599)
  Proceeds from sale of real estate               3,250,000
  Costs incurred in connection
    with sale of real estate                       (244,360)
  Costs incurred in connection
    with real estate acquired
    through foreclosure                            (350,174)
                                               ------------- -------------
  Net cash provided by investing activities       2,662,357        17,984
                                               ------------- -------------
Financing activities:
  Distribution to Limited Partners               (2,019,145)     (712,241)
  Distribution to General Partner                   (35,801)      (62,651)
  Change in cash and cash equivalents -
    Early Investment Incentive Fund                 (14,834)       (6,662)
  Repurchase of Limited Partnership Interests                     (54,460)
  Principal payments on underlying loan
    payable                                                       (13,466)
  Principal payments on mortgage notes payable      (61,185)     (163,274)
  Repayment of mortgage note payable             (2,838,473)
                                               ------------- -------------
  Net cash used in financing activities          (4,969,438)   (1,012,754)
                                               ------------- -------------
Net change in cash and
  cash equivalents                               (1,367,037)     (556,611)
Cash and cash equivalents at
  beginning of year                              14,917,086    14,460,945
                                               ------------- -------------
Cash and cash equivalents at
  end of period                                $ 13,550,049  $ 13,904,334
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1994 and 1993, the Partnership incurred interest expense on mortgage notes payable of $281,403 and $383,988 and paid interest expense of $253,646 and $383,988, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1994 are:

                                         Paid     Payable

    Mortgage servicing fees         $     5,992  $  3,700
    Property management fees             86,962    28,031
    Reimbursement of expenses to
      the General Partner - at cost:
        Accounting                        2,881    27,143
        Data processing                    None    57,410
        Investor communications             770     6,914
        Legal                               663     8,340
        Portfolio management              5,834    42,889
        Other                               533     4,505

4. Real Estate Held for Sale:

The Partnership acquired the North Kent Mall and the Glendale Fashion Center in January and March 1994, respectively. These properties were classified as real estate held for sale at December 31, 1993. The Partnership recorded the cost of the properties at $15,849,638 which was equal to the outstanding loan balances plus accrued interest receivable. In addition, the Partnership increased the bases of the properties by $304,713 which represented other receivables, liabilities, escrows and costs recognized or incurred in connection with the foreclosures.

5. Property Sale:

In February 1994, the Partnership sold the Republic Park Office Building located in Aurora, Colorado in an all cash sale for $3,250,000. The carrying value of the property sold was $1,835,094 and the Partnership incurred selling expenses of $244,360. For financial statement purposes, the Partnership recognized a gain of $1,170,546 on the sale of the property during the first quarter of 1994.

6. Subsequent Event:

In April 1994, the Partnership made a distribution of $2,599,116 ($6.05 per Interest) to the Limited Partners which represents a regular quarterly distribution of available Cash Flow of $1.50 per Interest for the first quarter of 1994, and $4.55 per Interest which represents the Mortgage Reductions received from prior property sales and loan repayments.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-IV (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, make other junior mortgage loans and first mortgage loans. The Partnership raised $214,803,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-eight loans. To date, the Partnership has distributed $548.10 per $500 Interest, of which $313.10 represents Cash Flow from operations and $235.00 represents a return of Original Capital. As of March 31, 1994, there are two loans outstanding in the Partnership's portfolio. In addition, the Partnership is operating seven properties held for sale and holds a minority joint venture interest in one property.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations

Summary of Operations

The Partnership recognized a gain on the sale of the Republic Park Office Building during 1994 which was the primary reason for the increase in net income during the quarter ended March 31, 1994 as compared to the same period in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993

The foreclosures of the North Kent Mall and the Glendale Fashion Center in January and March 1994, respectively, and the repayment of the Lantana Cascades Mobile Home Park loan in October 1993 were the primary reasons for the decrease in net interest income on loans receivable during the quarter ended March 31, 1994 as compared to the same period in 1993.

The Partnership has one non-accrual loan at March 31, 1994 which is collateralized by the Stonehaven South Apartments located in Kansas City, Missouri. The funds advanced by the Partnership for this non-accrual loan total approximately $2,800,000, representing approximately 1% of original funds advanced. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. During the quarter ended March 31, 1994, the Partnership received cash payments of interest income totaling approximately $29,000 on this loan. Under the terms of the original loan agreement, the Partnership would have received approximately $94,000 of interest income.

The allowance for potential losses provides for potential losses on loans and is based upon loan loss experience for similar loans and prevailing economic conditions in the market in which the collateral properties are located and the General Partner's analysis of specific loans in the Partnership's portfolio. While actual losses may vary from time to time because of changes in circumstances (such as occupancy rates, rental rates, and other economic factors), the General Partner believes that adequate recognition has been given to loss exposure in the portfolio at March 31, 1994.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At March 31, 1994, the Partnership was operating seven properties which comprise approximately 16% of the Partnership's portfolio based on original funds advanced. Operations improved at the Palm View Apartments due to increased occupancy resulting from the completion of exterior painting at the property during 1993. Rental income increased at the Pelican Pointe Apartments and interest expense decreased at the Del Lago and Pelican Pointe apartment complexes due to the repayment of the mortgage notes. In addition, the Partnership acquired the North Kent Mall in January 1994 which generated cash flow. Finally, the Shadows Apartments and the Republic Park Office Building, which were generating income, and the 240 E. Ontario Office Building, which operated at a loss, were sold in April 1993, February 1994, and June 1993, respectively. The combined effect of these events resulted in an increase in income from the operations of the Partnership's properties during the quarter ended March 31, 1994 as compared to the same period in 1993.

Participation in income of joint venture with affiliates represents the Partnership's 15.37% share of the operations of the Perimeter 400 Center Office Building. Operations at the Perimeter 400 Center Office Building improved during 1994 due to increased rental income and lower real estate tax expense. The increase in rental income was due to higher average occupancy levels, while the decrease in real estate taxes was attributable to a refund received in 1994 relating to the 1993 taxes due to a reduction in the assessed value of the property. As a result, participation in income of joint venture with affiliates increased during the quarter ended March 31, 1994 as compared to the same period in 1993.

As a result of higher average cash balances available for investment, interest income on short-term investments increased during the quarter ended March 31, 1994 as compared to the same period in 1993.

The reduced amount of loans being serviced during the first quarter of 1994 due to the relinquishment of the Oakwood Village Apartments loan through foreclosure, the Lantana Cascades loan repayment and the 1994 foreclosures has resulted in a decrease in mortgage servicing fees during the quarter ended March 31, 1994 as compared to the same period in 1993.

Increased legal and professional fees caused administrative expenses to increase during the quarter ended March 31, 1994 as compared to the same period in 1993.

During the quarter ended March 31, 1994, the Partnership recognized a gain of $1,170,546 on the sale of the Republic Park Office Building located in Aurora, Colorado. See Note 5 of Notes to Financial Statements for additional information.

Liquidity and Capital Resources

The Partnership received cash flow from its operating activities. The operating cash flow generated from interest income earned on its investment in loans receivable and short-term interest bearing instruments and cash flow generated by the Partnership's properties held for sale offset the payment of administrative expenses. The Partnership also received funds from investing activities relating primarily to the sale of the Republic Park Office Building in February 1994. This receipt of cash was partially offset by the payment of costs incurred in connection with the foreclosure of the North Kent Mall. The Partnership also used cash to fund its financing activities which consisted primarily of the payment of distributions to the General Partner and Limited Partners, the repayment of the mortgage note on the Pelican Pointe Apartments, and the payment of principal on the mortgage notes payable. The Partnership's cash or near cash position fluctuates during each quarter, initially decreasing with the payment of Partnership distributions for the previous quarter, and then gradually increasing each month in the quarter as mortgage payments and cash flow from property operations are received.

During the quarter ended March 31, 1994, six of the seven properties held for sale by the Partnership generated positive cash flow. The Glendale Fashion Center operated at a marginal cash flow deficit. The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. The Del Lago, Pelican Pointe and Regency Club apartment complexes do not have underlying debt. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income.

During the quarter ended March 31, 1993, the Colony, Del Lago, Pelican Pointe and Regency Club apartment complexes generated positive cash flow while the Palm View Apartments generated a significant deficit. The Palm View Apartments improved from a significant deficit to positive cash flow during 1994 due to the completion of exterior painting during 1993 and a resultant increase in average occupancy levels and rental rates. The General Partner is continuing its efforts to maintain high occupancy levels while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of any mortgage loans collateralized by its properties, and may refinance or, in certain instances, use Partnership reserves to repay such loans.

In January 1994, the Partnership used a portion of its cash reserves to repay the $2,838,473 first mortgage loan collateralized by the Pelican Pointe Apartments.

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

Because of the current weak real estate markets in certain cities and regions of the country, attributable to local and regional market conditions such as overbuilding and recessions in local economies and specific industry segments, certain borrowers have requested that the Partnership allow prepayment of mortgage loans. The Partnership has allowed some of these borrowers to prepay such loans, in some cases without assessing prepayment premiums, under circumstances where the General Partner believed that refusing to allow such prepayment would ultimately prove detrimental to the Partnership in light of the probable inability of the properties to generate sufficient revenues to keep loan payments current. In other cases, borrowers have requested prepayment in order to take advantage of lower available interest rates. In these cases, the Partnership has collected substantial prepayment premiums.

The Partnership obtained title to the North Kent Mall pursuant to a deed in lieu of foreclosure in January 1994. In addition, the Partnership obtained title to the Glendale Fashion Center through foreclosure in March 1994. See
Note 4 of Notes to Financial Statements and Item 1. Legal Proceedings for additional information.

In February, 1994, the Partnership sold the Republic Park Office Building located in Aurora, Colorado in an all cash sale for $3,250,000. The Partnership incurred selling expenses of $244,360. See Note 5 of Notes to Financial Statements for additional information.

Distributions to Limited Partners can be expected to fluctuate for various reasons. Generally, distributions are made from Cash Flow generated by interest and other payments made by borrowers under the Partnership's mortgage loans and from property operations. Loan prepayments and repayments can initially cause Cash Flow to increase as prepayment premiums and participations are paid; however, thereafter prepayments and repayments will have the effect of reducing Cash Flow. If such proceeds are distributed, Limited Partners will have received a return of capital and the dollar amount of Cash Flow available for distribution thereafter can be expected to decrease. Distribution levels can also vary as loans are placed on non-accrual status, modified or restructured and, if the Partnership has taken title to properties through foreclosure or otherwise, as a result of property operations.

In April 1994, the Partnership made a distribution of $2,599,116 ($6.05 per Interest) to the Limited Partners which represents a regular quarterly distribution of available Cash Flow of $1.50 per Interest for the first quarter of 1994, and $4.55 per Interest which represents the Mortgage Reductions received from the sale of the land related to the University Office Building and a portion of the Mortgage Reductions received from the repayment of the Lantana Cascades Mobile Home Park loan and the sale of the Republic Park Office Building. The quarterly distribution level was increased from $1.00 per Interest for the fourth quarter of 1993. The Partnership expects to continue making regular quarterly cash distributions; however, the level of such future distributions will be dependent upon the cash flow generated by the receipt of mortgage payments and improved operations of the Partnership's properties held for sale, less mortgage servicing fees and administrative expenses. The General Partner, on behalf of the Partnership, has retained what it believes to be an appropriate amount of working capital to meet current cash or liquidity requirements which may occur.

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

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Glendale Fashion Center

As previously reported, the borrower of the loan collateralized by the Glendale Fashion Center, Glendale, California, commenced bankruptcy proceedings in the U.S. Bankruptcy Court, Central District of California, Case No.: LA 91-13321 SB, In re Glendale Fashion Center. The Bankruptcy Court lifted the stay imposed by the bankruptcy proceedings and in March 1994, the Partnership obtained title to the property subject to two first mortgage loans (the "Loans") held by an unaffiliated lender. Prior to the foreclosure, the Bankruptcy Court issued an order modifying the Loans to be payable in monthly interest-only installments at the rate of 9% per annum through maturity in 1999 and 1995, respectively. Subsequent to the foreclosure, the Partnership has continued to make payments on the Loans under the modified terms. The lender has advised the Partnership that it believes that the modification does not survive the bankruptcy and, in March 1994, placed the Loans in default and accelerated payment. The Partnership has filed a motion in Bankruptcy Court for a clarification of this issue; no hearing date has been set at this time.

Item 6.  Exhibits and Reports on Form 8-K

(a) (3) Exhibits:

(4) Form of Confirmation regarding Interests in the Registrant set forth as
Exhibit 4 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-11699) is incorporated herein by reference.

(b) Reports on Form 8-K:

A Current Report on Form 8-K dated February 2, 1994 reporting the sale of land related to the University Office Building located in Denver, Colorado, the sale of the Republic Park Office Building located in Aurora, Colorado and the acquisition pursuant to a deed in lieu of foreclosure of the North Kent Mall located in Grand Rapid, Michigan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR PENSION INVESTORS-IV


                              By: /s/ Thomas E. Meador
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Mortgage Advisors-III, the General Partner



                              By: /s/ Allan Wood
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Mortgage Advisors-III, the General Partner

Date: May 13, 1994