Form 10-Q
period 1994-06-30
BALCOR PENSION INVESTORS IV
filed 1994-08-12
CIK 709329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1994
                               --------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-11699
                       -------

                        BALCOR PENSION INVESTORS-IV
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Illinois                                      36-3202727
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                         BALCOR PENSION INVESTORS-IV
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                     June 30, 1994 and December 31, 1993
                                  (Unaudited)


                                    ASSETS

                                                   1994           1993
                                              -------------  -------------
Cash and cash equivalents                     $ 12,431,062   $ 14,917,086
Cash and cash equivalents - Early Investment
  Incentive Fund                                   215,640        278,978
Escrow deposits                                  1,358,286      1,607,545
Escrow deposits - restricted                                      232,452
Accounts and accrued interest receivable            65,883        533,526
Deferred expenses, net of accumulated
  amortization of $24,794 in 1994 and
  $13,530 in 1993                                  157,899        169,163
Other assets                                                       78,538
                                              -------------  -------------
                                                14,228,770     17,817,288
                                              -------------  -------------
Investment in loans receivable:
  Loans receivable - first mortgage              3,091,286      1,247,350
Less:
  Allowance for potential loan losses              250,000        250,000
                                              -------------  -------------
Net investment in loans receivable               2,841,286        997,350

Loan in substantive foreclosure                                 1,896,953

Real estate held for sale (net of allowance
  of $1,277,805 in 1994 and 1993)               41,368,106     42,852,935

Investment in joint venture with affiliates      4,189,810      4,090,735
                                              -------------  -------------
                                                48,399,202     49,837,973
                                              -------------  -------------
                                              $ 62,627,972   $ 67,655,261
                                              =============  =============



                         LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued interest payable         $    845,356   $    727,417
Due to affiliates                                  246,879         86,745
Other liabilities (principally security
  and escrow deposits)                             265,518        545,134
Mortgage notes payable                          11,447,776     14,410,060
                                              -------------  -------------
    Total liabilities                           12,805,529     15,769,356
                                              -------------  -------------
Partners' capital (429,606 Limited
  Partnership Interests issued)                 57,522,360     59,327,887
Less Interests held by Early Investment
  Incentive Fund (27,659 in 1994 and
  25,777 in 1993)                               (7,699,917)    (7,441,982)
                                              -------------  -------------
                                                49,822,443     51,885,905
                                              -------------  -------------
                                              $ 62,627,972   $ 67,655,261
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-IV
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the six months ended June 30, 1994 and 1993
                                  (Unaudited)

                                                   1994           1993
                                              -------------  -------------
Income:
  Interest on loans receivable and loans
    in substantive foreclosure                $    555,686   $  1,476,561
  Less interest on loans payable - underlying
    mortgages                                                     290,763
                                              -------------  -------------
  Net interest income on loans receivable          555,686      1,185,798

  Income from operations of real estate
    held for sale                                1,238,329        124,258
  Participation in income (loss) of joint
    venture with affiliates                        198,804        (12,662)
  Interest on short-term investments               264,944        192,892
                                              -------------  -------------
      Total income                               2,257,763      1,490,286
                                              -------------  -------------

Expenses:
  Mortgage servicing fees                            8,914         27,678
  Administrative                                   673,110        638,199
                                              -------------  -------------
      Total expenses                               682,024        665,877
                                              -------------  -------------
Income before net gain on sales
  of real estate                                 1,575,739        824,409

Net gain on sales of real estate                 1,170,546         24,267
                                              -------------  -------------
Net income                                    $  2,746,285   $    848,676
                                              =============  =============
Net income allocated to General Partner       $    205,971   $     63,651
                                              =============  =============
Net income allocated to Limited Partners      $  2,540,314   $    785,025
                                              =============  =============
Net income per average number of
  Limited Partnership interests outstanding
  (403,798 in 1994 and 406,533 in 1993)       $       6.29   $       1.93
                                              =============  =============
Distributions to General Partner              $     89,502   $     62,651
                                              =============  =============
Distributions to Limited Partners             $  4,462,310   $  2,745,506
                                              =============  =============
Distributions per Limited Partnership
  Interest                                    $      11.05   $       6.75
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-IV
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1994 and 1993
                                  (Unaudited)


                                                   1994           1993
                                              -------------  -------------
Income:
  Interest on loans receivable and loans
    in substantive foreclosure                $    485,309   $    738,680
  Less interest on loans payable - underlying
    mortgages                                                     143,767
                                              -------------  -------------

  Net interest income on loans receivable          485,309        594,913

  Income (loss) from operations of real
    estate held for sale                           723,917        (66,560)
  Participation in income (loss) of joint
    venture with affiliates                         97,182        (52,391)
  Interest on short-term investments               122,840         78,368
                                              -------------  -------------
      Total income                               1,429,248        554,330
                                              -------------  -------------

Expenses:
  Mortgage servicing fees                            2,530         13,320
  Administrative                                   317,510        351,939
                                              -------------  -------------
      Total expenses                               320,040        365,259
                                              -------------  -------------
Income before net gain on sales
  of real estate                                 1,109,208        189,071

Net gain on sales of real estate                                   24,267
                                              -------------  -------------
Net income                                    $  1,109,208   $    213,338
                                              =============  =============
Net income allocated to General Partner       $     83,190   $     16,001
                                              =============  =============
Net income allocated to Limited Partners      $  1,026,018   $    197,337
                                              =============  =============
Net income per average number of
  Limited Partnership interests outstanding
  (403,767 in 1994 and 406,386 in 1993)       $       2.54   $       0.49
                                              =============  =============
Distribution to General Partner               $     53,701            None
                                              =============  =============
Distribution to Limited Partners              $  2,443,165   $  2,033,265
                                              =============  =============
Distribution per Limited Partnership Interest $       6.05   $       5.00
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-IV
                      (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
               for the six months ended June 30, 1994 and 1993
                                  (Unaudited)


                                                   1994           1993
                                              -------------  -------------
Operating activities:
  Net income                                  $  2,746,285   $    848,676
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Net gain on sales of real estate          (1,170,546)       (24,267)
      Participation in income of joint
        venture with affiliates                   (198,804)        12,662
      Accrued interest income due at maturity                    (113,040)
      Amortization of deferred expenses             11,264          2,036
      Net change in:
        Escrow deposits                            (34,722)      (378,584)
        Escrow deposits - restricted               232,452       (226,391)
        Accounts and accrued interest
          receivable                               467,643        255,267
        Other assets                                78,538        (22,735)
        Accounts and accrued interest payable      117,939       (196,165)
        Due to affiliates                          160,134         23,790
        Other liabilities                         (279,707)        45,192
                                              -------------  -------------
  Net cash provided by operating activities      2,130,476        226,441
                                              -------------  -------------
Investing activities:
  Capital contribution to joint
    venture with affiliates                        (19,473)
  Distributions from joint venture with
    affiliates                                     119,202         24,271
  Collection of principal payments on loan
    receivable and loan in substantive
    foreclosure                                     53,017         50,560
  Additions to real estate                                        (15,599)
  Proceeds from sales of real estate             3,250,000      5,770,000
  Costs incurred in connection with sales
    of real estate                                (244,360)      (371,734)
  Costs incurred in connection with real
    estate acquired through foreclosure           (350,174)
                                              -------------  -------------
  Net cash provided by investing activities      2,808,212      5,457,498
                                              -------------  -------------
Financing activities:
  Distributions to Limited Partners             (4,462,310)    (2,745,506)
  Distributions to General Partner                 (89,502)       (62,651)
  Change in cash and cash equivalents -
    Early Investment Incentive Fund                 63,338        (66,920)
  Repurchase of Limited Partnership Interests (257,935) (109,920) Principal payments on underlying loan and
    mortgage note payable                         (123,811)      (308,653)
  Proceeds from mortgage note refinancings                      6,331,013
  Repayment of mortgage note payables           (2,838,473)    (6,802,907)
  Funding of capital improvement escrows                       (1,275,424)
  Release of capital improvement escrows           283,981
  Payment of deferred expenses                                   (182,693)
                                              -------------  -------------
  Net cash used in financing activities         (7,424,712)    (5,223,661)
                                              -------------  -------------

Net change in cash and cash equivalents         (2,486,024)       460,278
Cash and cash equivalents at beginning of year  14,917,086     14,460,945
                                              -------------  -------------
Cash and cash equivalents at end of period    $ 12,431,062   $ 14,921,223
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1.  Accounting Policy:

A reclassification has been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. This reclassification has not changed the 1993 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1994, and all such adjustments are of a normal and recurring nature.

2.  Interest Expense:

During the six months ended June 30, 1994 and 1993, the Partnership incurred interest expense on mortgage notes payable of $535,394 and $862,992 and paid interest expense of $535,488 and $882,841, respectively.

3.  Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1994 are:

                                             Paid
                                     --------------------
                                     Six Months   Quarter      Payable
                                     ----------- --------    ---------

    Mortgage servicing fees           $  11,379   $ 5,387      $   843
    Property management fees            174,997    88,035       27,776
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       19,128    16,247       44,735
        Data processing                    None      None       68,086
        Investor communications           5,112     4,342       11,275
        Legal                             4,405     3,742       14,485
        Portfolio management             26,708    20,874       72,442
        Other                             3,540     3,007        7,237

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

6.  Subsequent Event:

In July 1994, the Partnership made a distribution of $644,409 to the Limited Partners which represents a regular quarterly distribution of available Cash Flow of $1.50 per Interest for the second quarter of 1994.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-IV (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, make other junior mortgage loans and first mortgage loans. The Partnership raised $214,803,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-eight loans. To date, the Partnership has distributed $549.60 per $500 Interest, of which $314.60 represents Cash Flow from operations and $235.00 represents a return of Original Capital. As of June 30, 1994, there are two loans outstanding in the Partnership's portfolio. In addition, the Partnership is operating seven properties held for sale and holds a minority joint venture interest in one property.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

The Partnership recognized a gain on the sale of the Republic Park Office Building during the first quarter of 1994. This, along with increased income from the operation of the Partnership's properties held for sale, resulted in an increase in net income during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993. A reduction in interest income earned by the Partnership on its investment in loans receivable partially offset this increase. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- - ---------------------

The foreclosures of the North Kent Mall and the Glendale Fashion Center in January and March 1994, respectively, and the repayment of the Lantana Cascades Mobile Home Park loan in October 1993 were the primary reasons for the decrease in net interest income on loans receivable during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993. Amounts received from the discounted repayment of the residual note received by the Partnership as part of the Independence Green prepayment were recognized as interest income during the second quarter of 1994 and partially offset the above decrease. See Liquidity and Capital Resources for additional information on the discounted repayment.

The Partnership has one non-accrual loan at June 30, 1994 which is collateralized by the Stonehaven South Apartments located in Kansas City, Missouri. The funds advanced by the Partnership for this non-accrual loan are approximately $2,800,000. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. During the six months ended June 30, 1994, the Partnership received cash payments of interest income totaling approximately $58,000 on this loan. Under the terms of the original loan agreement, the Partnership would have received approximately $187,000 of interest income.

The allowance for potential losses provides for potential losses on loans and is based upon loan loss experience for similar loans and prevailing economic conditions in the market in which the collateral properties are located and the General Partner's analysis of specific loans in the Partnership's portfolio. The Partnership did not recognize a provision for potential losses during the six months ended June 30, 1994 and 1993. While actual losses may vary from time to time because of changes in circumstances (such as occupancy rates, rental rates, and other economic factors), the General Partner believes that adequate recognition has been given to loss exposure in the portfolio at June 30, 1994.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At June 30, 1994, the Partnership was operating seven properties which comprise approximately 16% of the Partnership's portfolio based on original funds advanced. Operations improved at the Palm View Apartments due to increased occupancy resulting from the completion of exterior painting at the property during 1993. The Partnership completed a major repair program at the Colony Apartments during 1993 which also resulted in improved occupancy and overall operations for 1994. Rental income increased at the Pelican Pointe Apartments and interest expense decreased at the Del Lago and Pelican Pointe apartment complexes due to the repayment of the mortgage notes. In addition, the Partnership acquired the North Kent Mall in January 1994 and Glendale Fashion Center in March 1994 which generated income. Finally, the Shadows Apartments and the Republic Park Office Building, which were generating income, and the 240 E. Ontario Office Building, which operated at a loss, were sold in April 1993, February 1994, and June 1993, respectively. The combined effect of these events resulted in an increase in income from the operations of the Partnership's properties during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993.

Participation in income (loss) of joint venture with affiliates represents the Partnership's 15.37% share of the operations of the Perimeter 400 Center Office Building. The Partnership incurred significant leasing costs at the property during 1993 which resulted in higher occupancy levels and improved operations at the property during 1994. As a result, the Partnership recognized a participation in income of joint venture with affiliates during the six months and quarter ended June 30, 1994 as compared to a participation in loss during the same periods in 1993.

As a result of higher average cash balances available for investment and higher interest rates earned on short-term investments, interest income on short-term investments increased during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993.

The reduced amount of loans being serviced during 1994 due to the relinquishment of the Oakwood Village Apartments loan through foreclosure, the Lantana Cascades loan repayment and the 1994 foreclosures has resulted in a decrease in mortgage servicing fees during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993.

During the six months ended June 30, 1994, the Partnership recognized a gain of $1,170,546 on the sale of the Republic Park Office Building located in Aurora, Colorado. See Note 5 of Notes to Financial Statements for additional information. During the six months ended June 30, 1993, the Partnership recognized a net gain of $24,267 on the sales of the Shadows Apartments located in Phoenix, Arizona and the 240 E. Ontario Office Building located in Chicago, Illinois.

Liquidity and Capital Resources
- - -------------------------------

The cash or near cash position of the Partnership decreased as of June 30, 1994 when compared to December 31, 1993. The Partnership received cash flow from its operating activities. The operating cash flow generated from interest income earned on its investment in loans receivable and short-term interest bearing instruments and cash flow generated by the Partnership's properties held for sale offset the payment of administrative expenses. The Partnership also received funds from investing activities relating primarily to the sale of the Republic Park Office Building in February 1994. This receipt of cash was partially offset by the payment of costs incurred in connection with the foreclosure of the North Kent Mall. The Partnership also used cash to fund its financing activities which consisted primarily of the payment of distributions to the Limited Partners and General Partner, the repayment of the mortgage note payable on the Pelican Pointe Apartments, and the payment of principal on the mortgage notes payable. The Partnership's cash or near cash position fluctuates during each quarter, initially decreasing with the payment of Partnership distributions for the previous quarter, and then gradually increasing each month in the quarter as mortgage payments and cash flow from property operations are received.

During the six months ended June 30, 1994, all seven properties held for sale by the Partnership, including the North Kent Mall and Glendale Fashion Center which were acquired through foreclosure in January and March 1994, respectively, generated positive cash flow. The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. The Del Lago, Pelican Pointe and Regency Club apartment complexes do not have underlying debt. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income.

During the six months ended June 30, 1993, the Pelican Pointe and Regency Club apartment complexes generated positive cash flow and the Colony, Del Lago and Palm View apartment complexes generated marginal cash flow deficits. The Colony Apartments improved from a marginal deficit to positive cash flow during 1994 due to the completion during 1993 of a repair program required under the terms of the refinancing agreement. The Del Lago Apartments also improved from a marginal deficit to positive cash flow during 1994 due to the repayment of its mortgage note payable in December 1993. Finally, the improvement in cash flow during 1994 for the Palm View Apartments was due to the completion of exterior painting during 1993 and a resultant increase in average occupancy levels and rental rates. The General Partner is continuing its efforts to maintain high occupancy levels while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of any mortgage loans collateralized by its properties, and may refinance or, in certain instances, use Partnership reserves to repay such loans.

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

In November 1990, the borrower of the loan collateralized by the Independence Green Apartments repaid the loan except for a portion of the accrued interest in the amount of $1,600,000 which was payable pursuant to the terms of a note executed by the borrower. In June 1994, the Partnership accepted $414,000 as a discounted repayment of the note which has been recognized as interest income during the second quarter of 1994. In accordance with its accounting policies, the Partnership had not reflected this note in its financial statements.

The Partnership obtained title to the North Kent Mall pursuant to a deed in lieu of foreclosure in January 1994. In addition, the Partnership obtained title to the Glendale Fashion Center through foreclosure in March 1994. See
Note 4 of Notes to Financial Statements for additional information.

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

In July 1994, the Partnership made a distribution of $644,409 to the Limited Partners which represents a regular quarterly distribution of available Cash Flow of $1.50 per Interest for the second quarter of 1994. The quarterly distribution level is consistent with the amount distributed for the first quarter of 1994. The Partnership expects to continue making regular quarterly cash distributions; however, the level of such future distributions will be dependent upon the cash flow generated by the receipt of mortgage payments and improved operations of the Partnership's properties held for sale, less mortgage servicing fees and administrative expenses. The General Partner, on behalf of the Partnership, has retained what it believes to be an appropriate amount of working capital to meet current cash or liquidity requirements which may occur.

During the six months ended June 30, 1994, the General Partner, on behalf of the Partnership, used amounts placed in the Early Investment Incentive Fund to repurchase 1,882 Interests from Limited Partners at a total cost of $257,935.

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

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
- - --------------------------

Glendale Fashion Center
- - -----------------------

As previously reported, the Partnership obtained title to the Glendale Fashion Center in March 1994 through foreclosure. Prior to foreclosure, the terms of the two first mortgage loans held by an unaffiliated lender and collateralized by the property had been modified as a part of the bankruptcy proceedings of the former borrower (In re Glendale Fashion Center, U.S. Bankruptcy Court, Central District of California, Case No.: LA 91-13321 SB). Upon foreclosure, the Partnership continued to make payments on the modified terms. The lender believed that the modification did not survive the bankruptcy, placed the loans in default and accelerated payment. The Partnership filed a motion in Bankruptcy Court for a clarification of this issue and the Bankruptcy Court ruled that the modification did survive the bankruptcy. As a result, the loan is not considered to be in default.


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

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

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended June 30, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR PENSION INVESTORS-IV



                              By: /s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Mortgage Advisors-III, the General Partner



                              By: /s/Allan Wood
                                  ------------------------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Mortgage Advisors-III, the General Partner



Date: August 12, 1994
      ----------------------------