Form 10-Q
period 1994-09-30
BALCOR PENSION INVESTORS IV
filed 1994-11-10
CIK 709329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-11699
                       -------

                        BALCOR PENSION INVESTORS-IV
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Illinois                                      36-3202727
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- ----------------------------------------            -------------------
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

                                BALANCE SHEETS
                 September 30, 1994 and December 31, 1993
                                  (Unaudited)


                                    ASSETS
                                                   1994           1993
                                              -------------  -------------
Cash and cash equivalents                     $ 12,240,644   $ 14,917,086

Cash and cash equivalents - Early Investment
  Incentive Fund                                   213,281        278,978
Escrow deposits                                  1,426,441      1,607,545
Escrow deposits - restricted                                      232,452
Accounts and accrued interest receivable           106,126        533,526
Deferred expenses, net of accumulated
  amortization of $30,426 in 1994 and
  $13,530 in 1993                                  152,267        169,163
Other assets                                                       78,538
                                              -------------  -------------
                                                14,138,759     17,817,288
                                              -------------  -------------
Investment in loans receivable:
  Loans receivable - first mortgage              3,064,339      3,144,303
Less:
  Allowance for potential loan losses              250,000        250,000
                                              -------------  -------------
Net investment in loans receivable               2,814,339      2,894,303

Real estate held for sale (net of allowance
  of $1,277,805 in 1994 and 1993)               41,368,106     42,852,935

Investment in joint venture with affiliates      4,166,929      4,090,735
                                              -------------  -------------
                                                48,349,374     49,837,973
                                              -------------  -------------
                                              $ 62,488,133   $ 67,655,261
                                              =============  =============



                         LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued real estate taxes
  payable                                     $  1,099,390   $    727,417
Due to affiliates                                  183,041         86,745
Other liabilities (principally security
  and escrow deposits)                             270,296        545,134
Mortgage notes payable                          11,383,672     14,410,060
                                              -------------  -------------
    Total liabilities                           12,936,399     15,769,356
                                              -------------  -------------
Partners' capital (429,606 Limited
  Partnership Interests issued)                 57,315,043     59,327,887
Less Interests held by Early Investment
  Incentive Fund (28,121 in 1994 and
  25,777 in 1993)                               (7,763,309)    (7,441,982)
                                              -------------  -------------
                                                49,551,734     51,885,905
                                              -------------  -------------
                                              $ 62,488,133   $ 67,655,261
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-IV
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
            for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)

                                                   1994           1993
                                              -------------  -------------
Income:

  Interest on loans receivable                $    606,700   $  2,271,181
  Less interest on loans payable -
    underlying mortgages                                          521,615
                                              -------------  -------------
  Net interest income on loans receivable          606,700      1,749,566

  Income from operations of real estate
    held for sale                                1,599,821        362,786
  Participation in income (loss) of joint
    venture with affiliates                        288,026        (78,122)
  Interest on short-term investments               409,205        330,245
                                              -------------  -------------
      Total income                               2,903,752      2,364,475
                                              -------------  -------------

Expenses:
  Mortgage servicing fees                           11,444         39,891
  Administrative                                   867,265        878,115
                                              -------------  -------------
      Total expenses                               878,709        918,006
                                              -------------  -------------
Income before net gain on sales
  of real estate                                 2,025,043      1,446,469

Net gain on sales of real estate                 1,170,546         24,267
                                              -------------  -------------
Net income                                    $  3,195,589   $  1,470,736
                                              =============  =============
Net income allocated to General Partner       $    239,669   $    110,305
                                              =============  =============
Net income allocated to Limited Partners      $  2,955,920   $  1,360,431
                                              =============  =============
Net income per average number of
  Limited Partnership interests outstanding
  (403,172 in 1994 and 406,203 in 1993)       $       7.33   $       3.35
                                              =============  =============
Distributions to General Partner              $    143,203   $     62,651
                                              =============  =============
Distributions to Limited Partners             $  5,065,230   $  4,776,812
                                              =============  =============
Distributions per Limited Partnership
  Interest                                    $      12.55   $      11.75
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-IV
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
            for the quarters ended September 30, 1994 and 1993
                                  (Unaudited)

                                                   1994           1993
                                              -------------  -------------
Income:
  Interest on loans receivable                $     51,014   $    794,620
  Less interest on loans payable -
    underlying mortgages                                          230,852
                                              -------------  -------------
  Net interest income on loans receivable           51,014        563,768

  Income from operations of real estate
    held for sale                                  361,492        238,528
  Participation in income (loss) of joint
    venture with affiliates                         89,222        (65,460)

  Interest on short-term investments               144,261        137,353
                                              -------------  -------------
      Total income                                 645,989        874,189
                                              -------------  -------------

Expenses:
  Mortgage servicing fees                            2,530         12,213
  Administrative                                   194,155        239,916
                                              -------------  -------------
      Total expenses                               196,685        252,129
                                              -------------  -------------
Net income                                    $    449,304   $    622,060
                                              =============  =============
Net income allocated to General Partner       $     33,698   $     46,654
                                              =============  =============
Net income allocated to Limited Partners      $    415,606   $    575,406
                                              =============  =============
Net income per average number of
  Limited Partnership interests outstanding
  (401,942 in 1994 and 405,553 in 1993)       $       1.04   $       1.42
                                              =============  =============
Distribution to General Partner               $     53,701            None
                                              =============  =============
Distribution to Limited Partners              $    602,920   $  2,031,306
                                              =============  =============
Distribution per Limited Partnership
  Interest                                    $       1.50   $       5.00
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
            for the nine months ended September 30, 1994 and 1993
                                  (Unaudited)


                                                   1994           1993
                                              -------------  -------------
Operating activities:
  Net income                                  $  3,195,589   $  1,470,736
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Net gain on sales of real estate          (1,170,546)       (24,267)
      Participation in income of joint
        venture with affiliates                   (288,026)        78,122
      Accrued interest income due at maturity                    (153,283)
      Amortization of deferred expenses             16,896          7,659
      Net change in:
        Escrow deposits                           (102,877)      (558,048)
        Escrow deposits - restricted               232,452       (227,145)
        Accounts and accrued interest
          receivable                               427,400        240,436
        Other assets                                78,538        (13,885)
        Accounts and accrued interest payable      371,973         64,294
        Due to affiliates                           96,296          2,764
        Other liabilities                         (274,929)        41,963
                                              -------------  -------------
  Net cash provided by operating activities      2,582,766        929,346
                                              -------------  -------------
Investing activities:
  Capital contribution to joint venture
    with affiliates                                (19,473)       (24,207)
  Distributions from joint venture with
    affiliates                                     231,305         24,271
  Collection of principal payments on loan
    receivable                                      79,964         84,889
  Additions to real estate                                        (40,599)
  Proceeds from sales of real estate             3,250,000      5,770,000
  Costs incurred in connection with sales
    of real estate                                (244,360)      (371,734)
  Costs incurred in connection with real
    estate acquired through foreclosure           (350,174)
                                              -------------  -------------
  Net cash provided by investing activities      2,947,262      5,442,620
                                              -------------  -------------
Financing activities:
  Distributions to Limited Partners             (5,065,230)    (4,776,812)
  Distributions to General Partner                (143,203)       (62,651)
  Change in cash and cash equivalents -
    Early Investment Incentive Fund                 65,697         27,906
  Repurchase of Limited Partnership Interests (321,327) (322,577) Principal payments on underlying loan
    and mortgage note payable                     (187,914)      (456,970)
  Proceeds from mortgage note refinancings                      6,331,013
  Repayment of mortgage notes payable           (2,838,474)    (6,802,907)
  Funding of capital improvement escrows                       (1,283,170)
  Release of capital improvement escrows           283,981
  Payment of deferred expenses                                   (182,693)
                                              -------------  -------------
  Net cash used in financing activities         (8,206,470)    (7,528,861)
                                              -------------  -------------

Net change in cash and cash equivalents         (2,676,442)    (1,156,895)
Cash and cash equivalents at beginning of year  14,917,086     14,460,945
                                              -------------  -------------
Cash and cash equivalents at end of year      $ 12,240,644   $ 13,304,050
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. These reclassifications have not changed the 1993 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred interest expense on mortgage notes payable of $787,906 and $1,298,448 and paid interest expense of $788,047 and $1,276,530, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------

    Mortgage servicing fees            $ 13,066   $ 1,687      $ 1,686
    Property management fees            258,619    83,622       27,101
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       57,023    37,895       32,730
        Data processing                  14,889    14,889       67,725
        Investor communications          15,239    10,127        7,807
        Legal                            13,132     8,727        9,164
        Portfolio management             81,430    54,722       36,387
        Other                            10,552     7,012       10,834

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

5. Property Sale:

In February 1994, the Partnership sold the Republic Park Office Building located in Aurora, Colorado in an all cash sale for $3,250,000. The carrying value of the property was $1,835,094 and the Partnership incurred selling expenses of $244,360. The Partnership recognized a gain of $1,170,546 on the sale during the first quarter of 1994.

6. Subsequent Event:

In October 1994, the Partnership made a distribution of $644,409 to the Limited Partners which represents a regular quarterly distribution of available Cash Flow of $1.50 per Interest for the third quarter of 1994.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-IV (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, make other junior mortgage loans and first mortgage loans. The Partnership raised $214,803,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-eight loans. To date, the Partnership has distributed $551.10 per $500 Interest. As of September 30, 1994, there are two loans outstanding in the Partnership's portfolio. In addition, the Partnership is operating seven properties held for sale and holds a minority joint venture interest in one property.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership recognized a gain on the sale of the Republic Park Office Building during the first quarter of 1994. This, along with increased income from the operation of the Partnership's properties held for sale, resulted in an increase in net income during the nine months ended September 30, 1994 as compared to the same period in 1993. A reduction in interest income earned by the Partnership on its investment in loans receivable partially offset this increase and resulted in a decrease in net income during the quarter ended September 30, 1994 as compared to the same period in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- ---------------------

The foreclosures of the North Kent Mall and the Glendale Fashion Center in January and March 1994, respectively, and the repayment of the Lantana Cascades Mobile Home Park loan in October 1993 were the primary reasons for the decrease in net interest income on loans receivable during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. Amounts received from the discounted repayment of the residual note received by the Partnership as part of the Independence Green loan prepayment were recognized as interest income during the second quarter of 1994 and partially offset the above decrease for the nine month period in 1993. See Liquidity and Capital Resources for additional information on the discounted repayment.

The Partnership has one non-accrual loan at September 30, 1994 which is collateralized by the Stonehaven South Apartments located in Kansas City, Missouri. The funds advanced by the Partnership for this non-accrual loan are approximately $2,800,000. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. During the nine months ended September 30, 1994, the Partnership received cash payments of interest income totaling approximately $87,000 on this loan. Under the terms of the original loan agreement, the Partnership would have received approximately $281,000 of interest income.

The allowance for potential losses provides for potential losses on loans and is based upon loan loss experience for similar loans and prevailing economic conditions in the market in which the collateral properties are located and the General Partner's analysis of specific loans in the Partnership's portfolio. The Partnership did not recognize a provision for potential losses during the nine months ended September 30, 1994 and 1993. While actual losses may vary from time to time because of changes in circumstances (such as occupancy rates, rental rates, and other economic factors), the General Partner believes that adequate recognition has been given to loss exposure in the portfolio at September 30, 1994.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At September 30, 1994, the Partnership was operating seven properties which comprise approximately 16% of the Partnership's portfolio based on original funds advanced. Operations improved at the Palm View Apartments due to increased occupancy resulting from the completion of exterior painting and other improvements at the property during 1993. The Partnership completed a major repair program at the Colony Apartments during 1993 which also resulted in improved occupancy and overall operations for 1994. Rental income increased at the Pelican Pointe Apartments due to increased rental rates. Interest expense decreased at the Del Lago and Pelican Pointe apartment complexes due to the repayment of the mortgage notes. In addition, the Partnership acquired the North Kent Mall in January 1994 and the Glendale Fashion Center in March 1994, which generated income. Finally, the Shadows Apartments and the Republic Park Office Building, which were generating income, and the 240 E. Ontario Office Building, which operated at a loss, were sold in April 1993, February 1994, and June 1993, respectively. The combined effect of these events resulted in an increase in income from the operations of the Partnership's properties during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Participation in income (loss) of joint venture with affiliates represents the Partnership's 15.37% share of the operations of the Perimeter 400 Center Office Building. The Partnership incurred significant leasing costs at the property during 1993 which resulted in higher occupancy levels and improved operations at the property during 1994. As a result, the Partnership recognized a participation in income of joint venture with affiliates during the nine months and quarter ended September 30, 1994 as compared to a participation in loss during the same periods in 1993.

As a result of higher average cash balances available for investment and higher interest rates earned on short-term investments, interest income on short-term investments increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

The reduced amount of loans being serviced during 1994 due to the relinquishment of the Oakwood Village Apartments loan through foreclosure, the Lantana Cascades loan repayment and the 1994 foreclosures has resulted in a decrease in mortgage servicing fees during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Decreased legal fees incurred in connection with the loans on non-accrual status caused administrative expenses to decrease during the quarter ended September 30, 1994 as compared to the same period in 1993.

During the nine months ended September 30, 1994, the Partnership recognized a gain of $1,170,546 on the sale of the Republic Park Office Building located in Aurora, Colorado. See Note 5 of Notes to Financial Statements for additional information. During the nine months ended September 30, 1993, the Partnership recognized a net gain of $24,267 on the sales of the Shadows Apartments located in Phoenix, Arizona and the 240 E. Ontario Office Building located in Chicago, Illinois.

Liquidity and Capital Resources
- -------------------------------

The cash or near cash position of the Partnership decreased as of September 30, 1994 when compared to December 31, 1993. The Partnership received cash flow from its operating activities. The operating cash flow generated from interest income earned on its investment in loans receivable and short-term interest bearing instruments and cash flow generated by the Partnership's properties held for sale offset the payment of administrative expenses. The Partnership also received funds from investing activities relating primarily to the sale of the Republic Park Office Building in February 1994. This receipt of cash was partially offset by the payment of costs incurred in connection with the foreclosure of the North Kent Mall. The Partnership also used cash to fund its financing activities which consisted primarily of the payment of distributions to the Limited Partners and General Partner, the repayment of the mortgage note payable on the Pelican Pointe Apartments, and the payment of principal on the mortgage notes payable. The Partnership's cash or near cash position fluctuates during each quarter, initially decreasing with the payment of Partnership distributions for the previous quarter, and then gradually increasing each month in the quarter as mortgage payments and cash flow from property operations are received.

During the nine months ended September 30, 1994, all seven properties held for sale by the Partnership, including the North Kent Mall and Glendale Fashion Center which were acquired through foreclosure in January and March 1994, respectively, generated positive cash flow. The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. The Del Lago, Pelican Pointe and Regency Club apartment complexes do not have underlying debt. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income.

During the nine months ended September 30, 1993, the Pelican Pointe and Regency Club apartment complexes generated positive cash flow and the Colony, Del Lago and Palm View apartment complexes generated marginal cash flow deficits. The Colony Apartments improved from a marginal deficit to positive cash flow during 1994 due to the completion during 1993 of a repair program required under the terms of the refinancing agreement. The Del Lago Apartments also improved from a marginal deficit to positive cash flow during 1994 due to the repayment of its mortgage note payable in December 1993. Finally, the improvement in cash flow during 1994 for the Palm View Apartments was due to the completion of exterior painting and other improvements during 1993 and a resultant increase in average occupancy levels and rental rates. The General Partner is continuing its efforts to maintain high occupancy levels while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of any mortgage loans collateralized by its properties, and may refinance or, in certain instances, use Partnership reserves to repay such loans.

In January 1994, the Partnership used a portion of its cash reserves to repay the $2,838,474 first mortgage loan collateralized by the Pelican Pointe Apartments.

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

In February 1994, the Partnership sold the Republic Park Office Building located in Aurora, Colorado in an all cash sale for $3,250,000 and incurred related selling expenses of $244,360. See Note 5 of Notes to Financial Statements for additional information.

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

In October 1994, the Partnership made a distribution of $644,409 to the Limited Partners which represents a regular quarterly distribution of available Cash Flow of $1.50 per Interest for the third quarter of 1994. The quarterly distribution level is consistent with the amount distributed for the second quarter of 1994. The Partnership also paid $53,701 to the General Partner as its distributive share of the Cash Flow distributed for the third quarter of 1994 and $17,900 as its contribution to the Early Investment Incentive Fund.

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

During the nine months ended September 30, 1994, the General Partner, on behalf of the Partnership, used amounts placed in the Early Investment Incentive Fund to repurchase 2,344 Interests from Limited Partners at a total cost of $321,327.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

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

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

Williams proposed class action
- ------------------------------

With respect to the proposed class action lawsuit filed in the U. S. District Court, Northern District of Illinois (Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No. 90-C-0726), against the Partnership and certain affiliated entities, in May 1993, the Court issued an opinion and order denying the plaintiffs' motion for class certification based in part on the inadequacy of the individual plaintiffs representing the proposed class. Further, the Court granted the defendants' motion for certain sanctions against plaintiffs' counsel and ordered the plaintiffs' counsel to pay the defendants' attorneys' fees incurred with the class certification motion. The defendants filed a petition for reimbursement of their fees and costs from plaintiffs' counsel which remains pending. A motion previously filed by the plaintiffs seeking to dismiss the defendants' counterclaim for fraud was denied on August 18, 1994.

In July 1993, the Court gave plaintiffs leave to retain new counsel and to propose new individual class representatives. The plaintiffs retained new counsel and proposed three new individual class representatives. The defendants conducted discovery regarding the proposed new class representatives and, in February 1994, filed a response to the plaintiffs' latest motion for class certification. On July 29, 1994, the Court indicated an intent to certify a class relating to the plaintiffs' securities fraud claims, but gave leave for the defendants to file a further motion opposing class certification. On August 26, 1994, the defendants filed a motion which has been briefed. The motion remains pending.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) (3) Exhibits:

(4) Form of Confirmation regarding Interests in the Registrant set forth as
Exhibit 4 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-11699) is incorporated herein by reference.

(10) (a) Agreement of Sale relating to the sale of Republic Park One Office Building, Aurora, Colorado, previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated February 2, 1994 is incorporated herein by reference.

(b) Agreement of Sale and Escrow Agreement relating to the sale of 240 E. Ontario Street Office Building, Chicago, Illinois, previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated April 15, 1993, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended September 30, 1994.

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



Date: November 10, 1994
      ----------------------------