Form 10-K
period 1994-12-31
BALCOR PENSION INVESTORS IV
filed 1995-03-28
CIK 709329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-11699
                       -------

                          BALCOR PENSION INVESTORS-IV
             ------------------------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1.  Business
- -----------------

Balcor Pension Investors-IV (the "Registrant") is a limited partnership formed in 1982 under the laws of the State of Illinois. The Registrant raised $214,803,000 from sales of Limited Partnership Interests. The Registrant's operations have consisted of servicing wrap-around mortgage loans and, to a lesser extent, servicing other junior mortgage loans and first mortgage loans. The Registrant also currently operates seven properties acquired through foreclosure and holds a minority joint venture interest in one additional property. All financial information included in this report relates to this industry segment.

The Registrant originally funded thirty-eight loans. A portion of Mortgage Reductions generated by repayments was reinvested in four additional loans and a portion was used to make special distributions to Limited Partners. The remainder was added to working capital reserves. As a result of the repayments, foreclosures and write-offs of forty loans, the Registrant has two loans in its portfolio as of December 31, 1994. Fourteen properties were acquired through foreclosure and one loan was reclassified to an investment in joint venture with affiliates. The Registrant has since disposed of seven of these properties and has seven properties and an investment in joint venture with affiliates in its portfolio as of December 31, 1994. See Item 2. Properties for additional information.

During 1994, the Registrant acquired two properties through foreclosure on loans. These loans were classified as real estate held for sale at December 31, 1993. See Item 7. Liquidity and Capital Resources for additional information.

During February 1994, the Registrant sold the Republic Park Office Building. See Item 7. Liquidity and Capital Resources for additional information.

During January 1994, the Registrant repaid the mortgage note payable on Pelican Pointe Apartments. See Item 7. Liquidity and Capital Resources for additional information.

The Registrant, by virtue of its ownership of real estate acquired through foreclosure, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Mortgage Advisors-III, the General Partner of the Registrant, and its affiliates, perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2.  Properties
- -------------------

As of December 31, 1994, the Registrant owns the seven properties described below:

Location                      Description of Property
- --------                      -----------------------

Chapel Hill, North Carolina   Colony Apartments: a 197-unit apartment complex
                              located on approximately 13.6 acres.

Tampa, Florida                Del Lago Apartments: a 193-unit apartment complex
                              located on approximately 12 acres.

Glendale, California          Glendale Fashion Center:  a shopping center
                              containing 294,360 square feet located on approximately 6.7 acres.

Grand Rapids, Michigan        North Kent Mall: a shopping center containing
                              167,401 square feet located on approximately 19 acres.

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

Certain of these properties are held subject to various mortgages.

The Registrant also holds a minority joint venture interest in the Perimeter 400 Center Office Building located in Fulton County, Georgia.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3.  Legal Proceedings
- --------------------------

Williams class action
- ---------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.: 90-C-0726 (U. S. District Court, Northern District of Illinois) against the Registrant, the General Partner, The Balcor Company, Shearson Lehman Hutton, Inc., American Express Company, other affiliates, and seven affiliated limited partnerships (the "Related Partnerships") as defendants. The complaint alleges that the defendants violated Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests of the Registrant and the Related Partnerships and alleges breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks compensatory and punitive damages. The defendants filed their answer, affirmative defenses and a counterclaim to the complaint. The defendants' counterclaim asserts claims of fraud and breach of warranty against certain plaintiffs, as well as a request for declaratory relief regarding the defendants' rights to be indemnified for their expenses incurred in defending the litigation. The defendants seek to recover damages to their reputations and business as well as costs and attorneys' fees in defending the claims.

In May 1993, the Court issued an order denying the plaintiffs' motion for class certification based principally on the inadequacy of the individual plaintiffs representing the proposed class. However, the Court gave plaintiffs leave to propose new individual class representatives. Further, the Court granted the defendants' motion for sanctions and ordered that plaintiffs' counsel pay certain of the defendants' attorneys' fees incurred with the class certification motion. In January 1995, the Court ordered the plaintiffs' counsel to pay $75,000 to the defendants and $25,000 to the Court.

The plaintiffs retained new co-counsel and proposed new class representatives. In July 1994, the Court granted plaintiffs' motion certifying a class relating to the Federal securities fraud claims. The class certified by the Court includes only the original investors in the Registrant and the Related Partnerships. The defendants filed a motion for reconsideration in opposition to the class certification which was denied on December 21, 1994. The Court has ordered the parties to meet to discuss notice to the class and a schedule for discovery.

A motion filed by the plaintiffs seeking to dismiss the defendants' counterclaim for fraud was denied by the Court in August 1994.

The defendants intend to continue vigorously contesting this action. Management of each of the defendants believes they have meritorious defenses to contest the claims.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
- ----------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, below.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 31,955.

Item 6.  Selected Financial Data
- --------------------------------
                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------

Total income        $3,546,138  $4,237,319  $2,531,773  $4,267,207 $10,535,310
Provision for losses
  on loans, real
  estate and
  accrued interest
  receivable              None        None   5,750,000   8,969,116   4,000,000
Income (loss) before
  net gain on sales
  of assets          2,241,206   2,761,569  (4,599,843) (6,022,076)  5,429,599
Net income (loss)    3,411,752   2,885,608  (4,599,843) (6,022,076)  5,429,599
Net income (loss)
  per average number
  of Limited Part-
  nership Interests
  outstanding             7.84        6.58      (10.44)     (13.51)      12.03
Total assets        61,470,589  67,655,261  70,105,484  80,000,225 119,731,510
Mortgage notes
  payable           11,316,222  14,410,060  11,975,262  13,095,811  14,510,423
Distributions per
  Limited Partner-
  ship Interest          14.05       16.75        8.25       70.50       31.15


Item 7.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
Results of Operations
- ---------------------

Summary of Operations
- ---------------------

Balcor Pension Investors - IV (the "Partnership") recognized a gain in 1994 on the sale of the Republic Park Office Building which resulted in an increase in net income during 1994 as compared to 1993. Participation income received in connection with the 1993 repayment of the Lantana Cascades loan partially offset this increase.

The Partnership recognized a provision for potential losses on loans and accrued interest receivable during 1992 but did not do so during 1993. In addition, during 1992, the Partnership recognized its share of the reduction in the carrying value of the Perimeter 400 Center Office Building (in which it has a minority joint venture interest). The combined effect of these events was the primary cause for the recognition of net income during 1993 as compared to a net loss for 1992. Further discussion of the Partnership's operations is summarized below.

Operations
- ----------

1994 Compared to 1993
- ---------------------

The foreclosures of the North Kent Mall and the Glendale Fashion Center in January and March 1994, respectively, and the repayment of the Lantana Cascades Mobile Home Park loan in October 1993 were the primary reasons for the decrease in net interest income on loans receivable and mortgage servicing fees during 1994 as compared to 1993. Amounts received from the discounted repayment of a residual note related to the Independence Green loan prepayment and from the release of the Partnership's interest in the three remaining Oppenheimer hotels were recognized as interest income during 1994 and partially offset the above decrease.

The Partnership has one loan on non-accrual status at December 31, 1994, which is collateralized by the Stonehaven South Apartments. The funds advanced by the Partnership for this non-accrual loan are approximately $2,800,000. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. During 1994, the Partnership received cash payments of interest income of approximately $115,000 on this loan. Under the terms of the original loan agreement, the Partnership would have received approximately $375,000 of interest income.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize a provision for potential losses on its loans and real estate held for sale during 1994 and 1993.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At December 31, 1994, the Partnership was operating seven properties. Original funds advanced by the Partnership totaled approximately $30,200,000 for these seven real estate investments. The Partnership acquired the North Kent Mall in January 1994 and the Glendale Fashion Center in March 1994, which generated income. Operations improved at the Palm View Apartments due to increased occupancy resulting from the completion of exterior painting and other improvements at the property during 1993. The Partnership completed a major repair program at the Colony Apartments during 1993 which also resulted in improved occupancy and overall operations for 1994. Rental income increased at the Pelican Pointe Apartments due to increased rental rates. Interest expense decreased at the Pelican Pointe and Del Lago apartment complexes due to the repayment of the mortgage notes. The majority of the improvement in operations at the Pelican Pointe Apartments, however, was offset by the completion of exterior painting during the fourth quarter of 1994. Finally, the Shadows Apartments and the Republic Park Office Building, which were generating income, and the 240 E. Ontario Office Building, which operated at a loss, were sold in April 1993, February 1994, and June 1993, respectively. The combined effect of these events resulted in an increase in income from the operations of the Partnership's properties during 1994 as compared to 1993.

Participation in income (loss) of joint venture with affiliates represents the Partnership's 15.37% share of the operations of the Perimeter 400 Center Office Building. The Partnership incurred significant leasing costs at the property during 1993 which resulted in higher occupancy levels and improved operations at the property during 1994. As a result, the Partnership recognized a participation in income of joint venture with affiliates during 1994 as compared to a participation in loss during 1993.

The Partnership's loans generally bear interest at contractually-fixed interest rates. Some loans also provide for additional interest in the form of participations, usually consisting of either a share in the capital appreciation of the property collateralizing the Partnership's loan and/or a share in the increase of the gross income of the property above a certain level. Participation income was received during 1993 in connection with the Lantana Cascades loan repayment. There was no participation income received in 1994.

As a result of higher average cash balances available for investment and higher interest rates earned on short-term investments, interest income on short-term investments increased during 1994 as compared to 1993.

Decreased legal fees incurred in connection with the loans on non-accrual status and lower data processing costs caused administrative expenses to decrease during 1994 as compared to 1993. This decrease was partially offset by an increase in accounting and portfolio management fees during 1994 as compared to 1993.

During 1994, the Partnership recognized a gain of $1,170,546 on the sale of the Republic Park Office Building. During 1993, the Partnership recognized a net gain of $124,039 on the sales of the Shadows Apartments, the 240 E. Ontario Office Building and the land related to the University Office Building.

1993 Compared to 1992
- ---------------------

The prepayment of The Bluffs loan in May 1992 and the repayment of the Lantana Cascades loan in October 1993 were the primary reasons for the decrease in net interest income on loans receivable and mortgage servicing fees during 1993 as compared to 1992. Interest income received during 1993 from the borrower of the Glendale Fashion Center due to a ruling by the Bankruptcy Court and interest income on the residual notes received as part of The Bluffs and Independence Green prepayments partially offset the decrease.

The Partnership had one non-accrual loan at December 31, 1993 which was collateralized by the Stonehaven South Apartments. The funds advanced by the Partnership for this non-accrual loan totaled approximately $2,800,000. During 1993, the Partnership received cash payments of net interest income totaling approximately $131,000 on this loan. Under the terms of the original loan agreement, the Partnership would have received approximately $375,000 of net interest income.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At December 31, 1993, the Partnership was operating six properties. Original funds advanced by the Partnership totaled approximately $28,600,000 for these six real estate investments. Rental income increased and repair and maintenance expense decreased at the Pelican Pointe Apartments due to increased occupancy resulting from the completion of lease-up and stabilization programs during 1992. Rental income also increased at the Republic Park Office Building due to increased occupancy. Service income increased at the Palm View Apartments due to a refund from a utility company for services that had been overcharged in prior years. In addition, due to the requirements of the refinancing agreement, the Partnership began a major repair program during the second quarter of 1993 at the Colony Apartments which caused the property to generate a loss in 1993. Finally, Haystack and Shadows apartment complexes, which were generating income, were sold in August 1992 and April 1993, respectively, and the 240 E. Ontario Office Building, acquired by the Partnership in April 1992 and sold in June 1993, continued to operate at a loss during 1993. The combined effect of these events resulted in the recognition of income from the operations of the Partnership's properties during 1993 as compared to a loss during 1992.

Participation in loss of joint venture with affiliates represents the

Partnership's 15.37% share of the operations of the Perimeter 400 Center Office Building. During 1992, the Partnership also recognized a loss of $1,173,961 as its share of a reduction in the carrying value of this property. As a result, participation in loss of joint venture with affiliates decreased during 1993 as compared to 1992.

Lower interest rates earned on short-term investments caused a decrease in interest income on short-term investments during 1993 as compared to 1992.

Participation income increased during 1993 as compared to 1992 primarily due to significant participations totaling $849,169 received in connection with the Lantana Cascades loan repayment in October 1993.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased as of December 31, 1994 when compared to December 31, 1993. The Partnership received cash flow from its operating activities. The operating cash flow generated from interest income earned on its investment in loans receivable and short-term interest bearing instruments and cash flow generated by the Partnership's properties held for sale offset the payment of administrative expenses. The Partnership received funds from investing activities relating primarily to the sale of the Republic Park Office Building in February 1994. This receipt of cash was partially offset by the payment of costs incurred in connection with the foreclosure of the North Kent Mall. The Partnership used cash to fund its financing activities which consisted primarily of the payment of distributions to the Limited Partners and General Partner, the repayment of the Pelican Pointe mortgage note payable and the payment of principal on the mortgage notes payable. This use of cash was partially offset by a release of funds from the capital improvement escrow on the Colony Apartments.

During 1994, all seven properties held for sale by the Partnership generated positive cash flow. The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The Del Lago, Pelican Pointe and Regency Club apartment complexes do not have underlying debt. As of December 31, 1994, the occupancy rates of the Partnership's residential properties ranged from 94% to 97% except for the Del Lago and Regency Club apartment complexes which had occupancy rates of 87% and 88%, respectively. The Partnership acquired North Kent Mall through foreclosure in January 1994. The Partnership is evaluating alternative strategies to upgrade and reposition the property in its market. The current occupancy of the Mall is 65%. In addition, the Partnership acquired Glendale Fashion Center through foreclosure in March 1994. The Partnership is currently in the process of signing letters of intent for new tenants at the Center in an effort to prepare the property for redevelopment. The current occupancy is 25%. The Partnership continues to evaluate its options with respect to the redevelopment process for the Center which includes the potential of marketing the property for sale.

During 1993, the Pelican Pointe and Regency Club apartment complexes generated positive cash flow and the Del Lago and Palm View apartment complexes generated marginal cash flow deficits. The Colony Apartments generated a significant cash flow deficit. The Colony Apartments improved from a significant deficit to positive cash flow during 1994 due to the completion during 1993 of a repair program required under the terms of the refinancing agreement. The Del Lago Apartments improved from a marginal deficit to positive cash flow during 1994 due to the repayment of its mortgage note payable in December 1993. Finally, the improvement in cash flow during 1994 for the Palm View Apartments was due to the completion of exterior painting and other improvements during 1993 and a resultant increase in average occupancy levels and rental rates. The General

Partner is continuing its efforts to maintain high occupancy levels while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of any mortgage loans collateralized by its properties, and may refinance or, in certain instances, use Partnership reserves to repay such loans.

During 1994, the Partnership used a portion of its cash reserves to repay the $2,838,473 Pelican Pointe first mortgage loan.

In November 1990, the borrower of the Independence Green loan repaid the loan except for a portion of the interest which was payable pursuant to the terms of a subsequent note executed by the borrower. During 1994, the Partnership accepted $414,000 as a discounted repayment of the note, which has been recognized as interest income. In accordance with its accounting policies, the Partnership had not reflected this note in its financial statements.

During 1994, the Partnership released its mortgage interest in the three remaining Oppenheimer hotel investments. The Partnership received $100,000 in consideration for the release and this amount has been recognized as interest income during 1994. The Partnership had previously written off its investment in the Oppenheimer hotels.

During 1994, the Partnership acquired the North Kent Mall and Glendale Fashion Center through foreclosure on the loans. See Note 7 of Notes to Financial Statements for additional information.

During 1994, the Partnership sold the Republic Park Office Building in an all cash sale for $3,250,000. See Note 10 of Notes to Financial Statements for additional information.

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

In January 1995, the Partnership paid $644,409 to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Cash Flow of $1.50 per Interest for the fourth quarter of 1994. The Partnership made four distributions totaling $5.50 in Cash Flow and $8.55 of Mortgage Reductions in 1994, $1.75 in Cash Flow and $15.00 of Mortgage Reductions in 1993 and $8.25 in Cash Flow in 1992. See Statement of Partners' Capital. The distributions of Mortgage Reductions in 1994 resulted from the repayment of the Lantana Cascades loan, the sale of the land related to the University Office Building and the sale of the Republic Park Office Building. The distributions of Mortgage Reductions in 1993 resulted from the prepayment of The Bluffs loan, the sale of the Haystack Apartments and the refinancing of the Colony Apartments. The distributions made from Cash Flow increased between 1994 and 1993 and decreased between 1993 and 1992 due to the cash flow requirements of the Partnership. To date, the Partnership has distributed $552.60 per $500 Interest, of which $317.60 represents Cash Flow from operations and $235.00 represents a return of Original Capital.

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

During 1994, the General Partner, on behalf of the Partnership, used amounts placed in the Early Investment Incentive Fund to repurchase 3,206 Interests from Limited Partners at a total cost of $439,439.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to some of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- ------------------------------------------------------------------------
Financial Disclosure
- --------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-III, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                                     OFFICERS
     -----                                     --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments.

Ms. Goldberg has been designated as a Senior Human Resources Professional
(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11.  Executive Compensation
- --------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Mortgage Advisors-III and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership    20 Interests     Less than 1%
           Interests

Relatives and affiliates of the partners and officers of the General Partner own 2 additional Interests.

(c) The Registrant is not aware of any arrangements, the operations of which may result in a change of control of the Registrant.


Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

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

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-IV


                         By:  /s/Allan Wood
                             ----------------------------------
                              Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Mortgage Advisors-III,
                              the General Partner

Date: March 27, 1995
      --------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
- ----------------------   ------------------------------       ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
                         Advisors-III, the General
/s/ Thomas E. Meador     Partner                             March 27, 1995
- ----------------------                                       --------------
  Thomas E. Meador
                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Mortgage
    /s/Allan Wood        Advisors-III, the General Partner   March 27, 1995
- ----------------------                                       --------------
     Allan Wood

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Capital, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Pension Investors-IV:

We have audited the accompanying balance sheets of Balcor Pension Investors-IV (An Illinois Limited Partnership) as of December 31, 1994 and 1993, and the related statements of partners' capital, income and expenses and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-IV at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.










                                                     Ernst & Young LLP


Chicago, Illinois
March 6, 1995

                           BALCOR PENSION INVESTORS-IV
                        (An Illinois Limited Partnership)

                                  BALANCE SHEETS
                            December 31, 1994 and 1993

                                      ASSETS

                                                    1994          1993
                                               ------------- -------------
Cash and cash equivalents                      $ 11,860,415  $ 14,917,086
Cash and cash equivalents - Early Investment
  Incentive Fund                                    157,547       278,978
Escrow deposits                                     771,879     1,607,545
Escrow deposits - restricted                                      232,452
Accounts and accrued interest receivable            119,016       533,526
Deferred expenses, net of accumulated
  amortization of $36,058 in 1994 and
  $13,530 in 1993                                   146,635       169,163
Other assets                                                       78,538
                                               ------------- -------------
                                                 13,055,492    17,817,288
                                               ------------- -------------
Investment in loans receivable:
  Loans receivable - first mortgages              3,037,096     3,144,303
Less:
  Allowance for potential loan loss                 250,000       250,000
                                               ------------- -------------
Net investment in loans receivable                2,787,096     2,894,303

Real estate held for sale (net of allowance
  of $1,277,805 in 1994 and 1993)                41,518,106    42,852,935

Investment in joint venture with affiliates       4,109,895     4,090,735
                                               ------------- -------------
                                                 48,415,097    49,837,973
                                               ------------- -------------
                                               $ 61,470,589  $ 67,655,261
                                               ============= =============



                         LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued real estate taxes
  payable                                      $    747,113  $    727,417
Due to affiliates                                   124,148        86,745
Other liabilities (principally security
  and escrow deposits)                              289,249       545,134
Mortgage notes payable                           11,316,222    14,410,060
                                               ------------- -------------
    Total liabilities                            12,476,732    15,769,356
                                               ------------- -------------
Partners' capital (429,606 Limited
  Partnership Interests issued)                  56,875,278    59,327,887
Less Interests held by Early Investment
  Incentive Fund (28,983 in 1994 and 25,777
  in 1993)                                       (7,881,421)   (7,441,982)
                                               ------------- -------------
                                                 48,993,857    51,885,905
                                               ------------- -------------
                                               $ 61,470,589  $ 67,655,261
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-IV
                        (An Illinois Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
              for the years ended December 31, 1994, 1993 and 1992



                                   Partners' Capital (Deficit) Accounts
                                 -----------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                 ------------- ------------- -------------

Balance at December 31, 1991     $ 64,877,095  $ (3,055,897) $ 67,932,992

Repurchase of 1,841 Limited
  Partnership Interests              (310,458)                   (310,458)
Cash distributions (A)             (3,663,248)     (295,354)   (3,367,894)
Net loss for the year
  ended December 31, 1992          (4,599,843)     (344,988)   (4,254,855)
                                 ------------- ------------- -------------
Balance at December 31, 1992       56,303,546    (3,696,239)   59,999,785

Repurchase of 3,167 Limited
  Partnership Interests              (440,264)                   (440,264)
Cash distributions (A)             (6,862,985)      (62,651)   (6,800,334)
Net income for the year
  ended December 31, 1993           2,885,608       216,421     2,669,187
                                 ------------- ------------- -------------
Balance at December 31, 1993       51,885,905    (3,542,469)   55,428,374

Repurchase of 3,206 Limited
  Partnership Interests              (439,439)                   (439,439)
Cash distributions (A)             (5,864,361)     (196,904)   (5,667,457)
Net income for the year
  ended December 31, 1994           3,411,752       255,881     3,155,871
                                 ------------- ------------- -------------
Balance at December 31, 1994     $ 48,993,857  $ (3,483,492) $ 52,477,349
                                 ============= ============= =============








(A)  Summary of cash distributions paid per Limited Partnership Interest:

                                      1994          1993          1992
                                 ------------- ------------- -------------

              First Quarter      $       5.00  $       1.75  $       3.00
              Second Quarter             6.05          5.00          1.75
              Third Quarter              1.50          5.00          1.75
              Fourth Quarter             1.50          5.00          1.75


  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-IV
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1994, 1993 and 1992


                                      1994          1993          1992
                                 ------------- ------------- -------------
Income:
  Interest on loans receivable   $    756,808  $  3,241,345  $  3,508,993
  Less interest on loans
    payable - underlying
    mortgages                                       666,718       712,049
                                 ------------- ------------- -------------
  Net interest income on
    loans receivable                  756,808     2,574,627     2,796,944
  Income (loss) from operations
    of real estate held for sale    1,885,863       374,948       (52,136)
  Participation in income (loss)
    of joint venture with
    affiliates                        324,624       (32,660)     (779,403)
  Participation income                              849,169        12,737
  Interest on short-term
    investments                       578,843       471,235       553,631
                                 ------------- ------------- -------------
      Total income                  3,546,138     4,237,319     2,531,773
                                 ------------- ------------- -------------

Expenses:
  Provision for potential losses
    on loans, real estate and
    accrued interest receivable                                 5,750,000
  Mortgage servicing fees              13,973        50,109        67,244
  Administrative                    1,290,959     1,425,641     1,314,372
                                 ------------- ------------- -------------
      Total expenses                1,304,932     1,475,750     7,131,616
                                 ------------- ------------- -------------
Income (loss) before net gain
  on sales of real estate           2,241,206     2,761,569    (4,599,843)

Net gain on sales of real estate    1,170,546       124,039
                                 ------------- ------------- -------------
Net income (loss)                $  3,411,752  $  2,885,608  $ (4,599,843)
                                 ============= ============= =============
Net income (loss) allocated to
  General Partner                $    255,881  $    216,421  $   (344,988)
                                 ============= ============= =============
Net income (loss) allocated to
  Limited Partners               $  3,155,871  $  2,669,187  $ (4,254,855)
                                 ============= ============= =============
Net income (loss) per average
  number of Limited Partnership
  interests outstanding (402,745,
  405,785 and 407,728 for the
  years ended December 31, 1994,
  1993 and 1992, respectively)   $       7.84  $       6.58  $     (10.44)
                                 ============= ============= =============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-IV
                         (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1994, 1993 and 1992


                                      1994          1993          1992
                                 ------------- ------------- -------------
Operating activities:
  Net income (loss)              $  3,411,752  $  2,885,608  $ (4,599,843)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Net gain on sales of real
        estate                     (1,170,546)     (124,039)
      Participation in (income)
        loss of joint venture
        with affiliates              (324,624)       32,660       779,403
      Provision for potential
        losses on loans, real
        estate and accrued
        interest receivable                                     5,750,000
      Accrued interest income
        due at maturity                            (152,718)     (194,759)
      Collection of interest
        income due at maturity                    1,015,000
      Amortization of deferred
        expenses                       22,528        13,530
      Amortization of deferred
        loan fees                                                (113,640)
      Net change in:
        Escrow deposits               107,671      (132,721)      (23,492)
        Escrow deposits-restricted    232,452      (228,203)      490,310
        Accounts and accrued
          interest receivable         414,510        32,380       146,136
        Other assets                   78,538        (9,812)      (15,800)
        Accounts and accrued real
          estate taxes payable         19,696      (446,122)      380,910
        Due to affiliates              37,403        14,857       (27,436)
        Other liabilities            (255,976)       50,049      (328,210)
                                 ------------- ------------- -------------
  Net cash provided by
    operating activities            2,573,404     2,950,469     2,243,579
                                 ------------- ------------- -------------
Investing activities:
  Capital contributions to joint
    venture with affiliates           (19,473)     (127,990)
  Distributions from joint
    venture with affiliates           324,937        24,271       314,195
  Collection of principal
    payments on loans receivable      107,207     6,110,965     6,559,678
  Additions to real estate           (150,000)     (170,502)     (277,512)
  Proceeds from sales of real
    estate                          3,250,000     5,870,000     3,300,000
  Costs incurred in connection
    with sales of real estate        (244,360)     (371,962)     (135,971)
  Costs incurred in connection
    with real estate acquired
    through foreclosure              (350,174)                   (693,219)
                                 ------------- ------------- -------------
  Net cash provided by
    investing activities            2,918,137    11,334,782     9,067,171
                                 ------------- ------------- -------------
Financing activities:

  Distributions to Limited
    Partners                       (5,667,457)   (6,800,334)   (3,367,894)
  Distributions to General
    Partner                          (196,904)      (62,651)     (295,354)
  Change in cash and cash
    equivalents - Early
    Investment Incentive Fund         121,431      (102,611)       30,217
  Repurchase of Limited
    Partnership Interests            (439,439)     (440,264)     (310,458)
  Principal payments on
    underlying loans payable                       (229,227)     (360,062)
  Repayment of underlying
    loan payable                                 (1,970,263)   (1,915,128)
  Principal payments on mortgage
    notes payable                    (255,365)     (199,351)     (353,751)
  Proceeds from mortgage note
    refinancings                                  6,331,013
  Repayment of mortgage
    notes payable                  (2,838,473)   (8,963,704)   (2,023,049)
  Funding of capital improvement
    escrows                                      (1,309,675)
  Release of capital improvement
    escrows                           727,995       100,650
  Payment of deferred expenses                     (182,693)
                                 ------------- ------------- -------------
  Net cash used in
    financing activities           (8,548,212)  (13,829,110)   (8,595,479)
                                 ------------- ------------- -------------

Net change in cash and
  cash equivalents                 (3,056,671)      456,141     2,715,271
Cash and cash equivalents at
  beginning of year                14,917,086    14,460,945    11,745,674
                                 ------------- ------------- -------------
Cash and cash equivalents at
  end of year                    $ 11,860,415  $ 14,917,086  $ 14,460,945
                                 ============= ============= =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

 1. Accounting Policies:

(a) Income on loans is recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest is discontinued when a loan becomes ninety days contractually delinquent or sooner when, in the opinion of the Partnership's management, an impairment has occurred in the value of the collateral property securing the loan. Income on non-accrual loans or loans which are otherwise not performing in accordance with their terms is recorded on a cash basis.

Various loan agreements provided for participation by the Partnership in increases in value of the collateral property when the loan was repaid or refinanced. In addition, certain loan agreements allowed the Partnership to receive a percentage of rental income exceeding a base amount. Participation income is reflected in the accompanying Statements of Income and Expenses when received.

Income from operations of real estate owned is reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

(b) Allowances are recorded through charges to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of impairment are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations.

When the General Partner believes the likelihood of foreclosure is more than remote, a loss provision is recorded if the loan balance exceeds the estimated fair value of the collateral property less costs of disposal. Upon foreclosure, actual losses are charged to the allowance and the fair value of the property is transferred to real estate held for sale. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. An allowance for loss is recorded when a decline in the value of a property owned is believed to be temporary. Impairment in value considered to be permanent results in the direct writedown of the property's carrying value to its estimated fair value.

(c) Under certain circumstances, the Partnership has accepted promissory notes in satisfaction of a borrower's obligations for certain fees upon prepayment of a loan as required by the loan agreement. These fees include, among other things, prepayment premiums and participations in the borrower's equity in the collateral property. The Partnership's policy is to record such income on a cash basis as payments required under the terms of the promissory notes are received.

(d) Deferred expenses consist of refinancing fees which are amortized over the term of the respective loan.

(e) Investment in joint venture with affiliates represents the Partnership's 15.37% interest in a joint venture with affiliates. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(f) The Partnership records repurchases of Interests by the Early Investment Incentive Fund as a reduction of Partners' Capital (see Note 2 of Notes to Financial Statements). Cash and cash equivalents not yet utilized to repurchase Interests, but which are part of the Early Investment Incentive Fund, are classified as restricted assets of the Partnership.

(g) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) Several reclassifications have been made in the previously reported 1993 and 1992 financial statements to conform with the classification used in 1994 including the reclassification of "loans in substantive foreclosure" to loans to conform with the provisions of Statement of Financial Accounting Standards No.114 which was adopted as of January 1, 1994. These reclassifications have not changed the 1993 or 1992 results.

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

Amounts placed in the Fund may, at the sole discretion of the General Partner and subject to certain limitations, be used to repurchase Interests from existing Limited Partners. During 1994, the Fund repurchased 3,206 Interests at a cost of $439,439. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests are paid to the Fund. To the extent that amounts in the Fund are not utilized to repurchase Interests, such amounts are invested in short-term interest-bearing instruments with interest thereon being earned by the Fund.

3. Investment in Loans Receivable:

The Stonehaven South Apartments loan receivable had a balance of $1,789,746 and $1,896,953 at December 31, 1994 and 1993, respectively. Current monthly payments of $20,041 are due representing an interest rate of 11.25%. The loan matures in 1997. This loan has been classified as non-accrual at December 31, 1994 and 1993 due to the borrower's noncompliance with the original terms of the loan agreement.

The Colonial Coach Mobile Home Park loan receivable which was funded by the Partnership and an affiliated partnership (together, the "Participants") had a balance of $1,247,350 at December 31, 1994 and 1993. The Partnership participates ratably in approximately 12% of the original loan amount and interest income. In February 1993, the Participants and the borrower executed a second modification agreement of this loan which resulted in a decrease in the contract rate of the loan. In August 1993, a third modification agreement was executed which resulted in a change in the contract rate to 10% per annum with an 8% pay rate per annum, effective with the September 1993 payment through an extended maturity date of July 1998. The difference between the 10% contract rate and the 8% pay rate is deferred and payable at maturity. The third modification also eliminated all types of contingent additional interest. None of these amounts were previously recognized since receipt was dependent on various conditions.

The Stonehaven South Apartments loan receivable, due to its non-accrual status, and the Colonial Coach Mobile Home Park loan receivable, due to the restructuring of its monetary terms, are hereinafter referred to as impaired loans.

Interest income relating to impaired loans would have been approximately $505,000 in 1994, $505,000 in 1993 and $3,439,000 in 1992. Net interest income from impaired loans included in the accompanying Statements of Income and Expenses amounted to approximately $203,000 (cash basis) in 1994, $227,000 in 1993 and $1,311,000 in 1992.

Included in the impaired loan balances of $3,037,096 at December 31, 1994 is an allowance for losses of $250,000 related to the Colonial Coach Mobile Home Park loan. The average recorded investment in impaired loans during the year ended December 31, 1994 was approximately $3,090,700.

4. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1994 is described in the table below.

                                    1994          1993          1992
                                ------------  -----------    -----------

Loans:
 Balance at beginning of
  year                          $   250,000   $ 1,527,805   $ 11,797,000
 Provision charged to
  income                               None    (1,277,805)     5,750,000
 Charge-off of losses                  None          None    (16,019,195)
                                ------------  -----------    ------------
   Balance at the end of
    the year                    $   250,000   $   250,000    $  1,527,805
                                ============  ============   ============


Real Estate Held for Sale:
 Balance at beginning of
  year                          $ 1,277,805          None    $ 17,811,000
 Provision charged to
  income                               None   $ 1,277,805            None
 Charge-off of losses                  None          None     (17,811,000)
                                -----------   -----------    ------------
  Balance at the end of
   the year                     $ 1,277,805   $ 1,277,805            None
                                ===========   ===========    ============

Included in the 1992 charge-off of losses are amounts reflecting the Partnership's adoption of Statement of Position 92-3, "Accounting for Foreclosed Assets" which required the Partnership to adjust the carrying amounts of its real estate held for sale and loans previously classified as in substantive foreclosure to the lower of fair value of the asset less estimated costs to sell, or the cost of the asset. This change had no effect on the results of operations of the Partnership in 1992 since the Partnership had previously recorded these allowances to reflect declines in the value of the real estate and loans.

5. Mortgage Notes Payable:

The mortgage notes payable at December 31, 1994 and 1993 consisted of the following:

                    Carrying    Carrying
                    Amount of   Amount of  Current  Current   Final   Estimated
                    Notes at    Notes at   Monthly Interest Maturity   Balloon
    Property        12/31/94    12/31/93  Payments  Rate %    Date     Payment
- ----------------    --------    --------  -------- --------  -------   -------
Apartment Complexes:
Colony (A)         $3,428,771  $3,451,048  $23,363   7.50%    2028         None
Palm View (B)       2,831,112   2,853,699   22,118   8.54     1998   $2,740,000
Pelican Pointe (C)              2,838,473

Shopping Centers:
North Kent Mall     2,355,703   2,543,614   35,126   9.50     1996    2,073,000
                      847,137     869,727    9,617  11.00     2010         None
Glendale Fashion
  Center            1,234,815   1,234,815    9,261   9.00     1999    1,235,000
                      618,684     618,684    4,640   9.00     1995      619,000
                  ----------- -----------
Total             $11,316,222 $14,410,060
                  =========== ===========

(A) In April 1993, this loan was refinanced. The interest rate decreased from 11.00% to 7.50%, the maturity date was extended from February 1993 to May 2028, and monthly payments increased from $18,734 to $23,363. A portion of the proceeds from the new $3,465,000 first mortgage loan was used to repay the existing first mortgage loan of $1,829,202.

(B) In May 1993, this loan was refinanced. The interest rate decreased from 9.00% to 8.54%, the maturity date changed from November 2003 to June 1998, and monthly payments decreased from $29,785 to $22,118. A portion of the proceeds from the new $2,866,013 first mortgage loan were used to repay the existing first mortgage loan of $2,749,909.

(C) This loan was repaid in January 1994.

The Partnership's mortgage notes described above require current monthly payments of principal and interest, except for the Glendale Fashion Center mortgage notes which require interest only payments. Real estate held for sale with an aggregate carrying value of $25,261,530 at December 31, 1994 was pledged as collateral for repayment of mortgage notes.

Maturities of mortgage notes payable in each of the next five years are approximately as follows:

                         1995          $   897,000
                         1996            2,228,000
                         1997               86,000
                         1998            2,813,000
                         1999            1,303,000

During the years ended December 31, 1994, 1993 and 1992, the Partnership incurred interest expense on the mortgage notes payable of $1,038,164, $1,157,238 and $1,337,831, respectively, and paid interest of $1,046,137,
$1,157,238 and $1,337,831, respectively.

6. Investment in Joint Venture with Affiliates:

In February 1991, the Partnership and three affiliates (the "Participants") acquired title to the Perimeter 400 Center Office Building. Profits and losses, and all capital contributions and distributions are allocated in accordance with the Participants' original funding percentages. The Partnership's sharing percentage is 15.37%. During 1993 and 1992, the Partnership recognized a loss of $102,211 and $1,173,961, respectively, as its share of the reduction in the carrying value of the property. These amounts are included in the Partnership's participation in income (loss) of joint venture with affiliates. In addition, during 1994, 1993 and 1992, the Partnership received distributions from this joint venture totaling $324,937,

$24,271 and $314,195, respectively. The Partnership also made contributions of $19,473 and $127,990 to this joint venture during 1994 and 1993, respectively.

7. Real Estate Held For Sale:

The Partnership acquired the North Kent Mall and the Glendale Fashion Center through foreclosure in 1994. These properties were classified as real estate held for sale at December 31, 1993. The Partnership also acquired the 240 E. Ontario Office Building in 1992. The Partnership recorded the costs of the properties at $15,849,638 and $9,864,354 in 1993 and 1992, respectively. These amounts represented the outstanding loan balances plus any accrued interest receivable. In addition, the Partnership increased the bases of the properties by $350,265 and $672,092 during 1994 and 1992, respectively, and decreased the bases by $45,552 during 1993 for certain other receivables, liabilities, escrows and costs recognized or incurred in connection with the foreclosure. At the date of each foreclosure, the property was transferred to real estate held for sale at its fair value, net of allowances previously recorded.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------     ----------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------

Mortgage servicing fees   $16,438    $843  $51,587  $3,308  $70,251 $ 4,786
Property management fees  317,614    None  373,246  30,443  386,859  30,746
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             86,815  34,741   74,940   6,193   96,153   7,352
    Data processing        79,203  18,189  117,237  32,116  125,958  10,196
    Investor communica-
      tion                 36,365  14,990   20,027   1,655   38,230   2,924
    Legal                  10,532   4,341   17,258   1,426   17,455   1,335
    Portfolio management  100,282  39,124  112,764  10,458   98,759  13,483
    Other                  28,919  11,920   13,867   1,146   13,934   1,066

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed six of the Partnership's properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $115,474, $57,566 and $65,021 for 1994, 1993 and 1992, respectively.

9. Management Agreements:

As of December 31, 1994, all of the properties owned by the Partnership are under management agreements with third-party management companies. These management agreements provide for annual fees of 5% of gross operating receipts for residential properties and 3% to 6% of gross operating receipts for commercial properties.

10. Real Estate Sales:

The Partnership sold the Republic Park Office Building during 1994, the Shadows Apartments, 240 E. Ontario Office Building and the land related to the University Office Building during 1993 and the Haystack Apartments during 1992, in separate all cash sales for $3,250,000, $5,870,000 and $3,300,000, respectively. From the proceeds of the sales, the Partnership paid $976,572, $1,247,224 and $2,023,049 in full satisfaction of the Shadows, 240 E. Ontario and Haystack first mortgage loans, respectively. The Republic Park Office Building did not have underlying debt. The bases of the properties sold during 1994, 1993 and 1992 totaled $1,835,094, $5,374,000 and $4,509,644, respectively. For financial statement purposes, the Partnership recognized net gains of $1,170,546 and $124,039 from the sale of real estate during 1994 and 1993, respectively. The Partnership incurred a loss on the sale of the Haystack Apartments of $1,345,615 which was written off against the allowance for losses previously established.

11. Contingencies:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. While a plaintiff class has been certified, no determinations of the merits have been made. Although the outcome of these matters is not presently determinable, it is management's opinion that the ultimate outcome should not have a material adverse affect on the financial position of the Partnership. Management of the defendants believes they have meritorious defenses to contest the claims.

12. Subsequent Event:

In January 1995, the Partnership made a distribution of $644,409 to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Cash Flow of $1.50 per Interest for the fourth quarter of 1994.