Form 10-Q
period 1995-03-31
BALCOR PENSION INVESTORS IV
filed 1995-05-10
CIK 709329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

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

                                  BALANCE SHEETS
                      March 31, 1995 and December 31, 1994
                                   (Unaudited)

                                      ASSETS

                                                    1995          1994
                                               ------------- -------------
Cash and cash equivalents                      $ 11,176,619  $ 11,860,415
Cash and cash equivalents - Early Investment
  Incentive Fund                                    221,708       157,547
Escrow deposits                                     818,230       771,879
Accounts and accrued interest receivable            190,548       119,016
Deferred expenses, net of accumulated
  amortization of $41,690 in 1995 and
  $36,058 in 1994                                   141,003       146,635
                                               ------------- -------------
                                                 12,548,108    13,055,492
                                               ------------- -------------
Investment in loans receivable:
  Loans receivable - first mortgages              3,005,985     3,037,096
Less:
  Allowance for potential loan loss                 250,000       250,000
                                               ------------- -------------
Net investment in loans receivable                2,755,985     2,787,096

Real estate held for sale (net of
  allowance of $1,277,805)                       41,992,254    41,518,106

Investment in joint venture with affiliates       4,188,074     4,109,895
                                               ------------- -------------
                                                 48,936,313    48,415,097
                                               ------------- -------------
                                               $ 61,484,421  $ 61,470,589
                                               ============= =============



                         LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued real estate
  taxes payable                                $    700,278  $    747,113
Due to affiliates                                   178,994       124,148
Other liabilities (principally security
  deposits)                                         288,286       289,249
Mortgage notes payable                           11,249,006    11,316,222
                                               ------------- -------------
    Total liabilities                            12,416,564    12,476,732
                                               ------------- -------------
Partners' capital (429,606 Limited
  Partnership Interests issued)                  56,949,278    56,875,278
Less Interests held by Early Investment
  Incentive Fund (28,983 in 1995 and 1994)       (7,881,421)   (7,881,421)
                                               ------------- -------------
                                                 49,067,857    48,993,857
                                               ------------- -------------
                                               $ 61,484,421  $ 61,470,589
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-IV
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended March 31, 1995 and 1994
                                   (Unaudited)

                                                    1995          1994
                                              -------------- -------------
Income:
  Interest on loans receivable                $      49,142  $     70,377
  Income from operations of
    real estate held for sale                       661,907       514,412
  Participation in income of
    joint venture with affiliates                    78,179       101,622
  Interest on short-term investments                181,250       142,104
                                              -------------- -------------
      Total income                                  970,478       828,515
                                              -------------- -------------

Expenses:
  Administrative                                    241,843       361,984
                                              -------------- -------------
      Total expenses                                241,843       361,984
                                              -------------- -------------
Income before gain on sale
  of real estate                                    728,635       466,531

Gain on sale of real estate                                     1,170,546
                                              -------------- -------------
Net income                                    $     728,635  $  1,637,077
                                              ============== =============
Net income allocated to
  General Partner                             $      54,648  $    122,781
                                              ============== =============
Net income allocated to
  Limited Partners                            $     673,987  $  1,514,296
                                              ============== =============
Net income per average number of
  Limited Partnership interests outstanding
  (400,623 in 1995 and 403,829 in 1994)       $        1.68  $       3.75
                                              ============== =============
Distribution to General Partner               $      53,701  $     35,801
                                              ============== =============
Distribution to Limited Partners              $     600,934  $  2,019,145
                                              ============== =============
Distribution per Limited Partnership Interest $        1.50  $       5.00
                                              ============== =============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-IV
                         (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                 for the quarters ended March 31, 1995 and 1994
                                   (Unaudited)

                                                    1995          1994
                                               ------------- -------------
Operating activities:
  Net income                                   $    728,635  $  1,637,077
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Gain on sale of real estate                              (1,170,546)
      Participation in income of joint
        venture with affiliates                     (78,179)     (101,622)
      Amortization of deferred expenses               5,632         5,632
      Net change in:
        Escrow deposits                             (69,411)       80,951
        Escrow deposits-restricted                                232,452
        Accounts and accrued interest
          receivable                                (71,532)      406,897
        Other assets                                               78,538
        Accounts and accrued real estate taxes
          payable                                   (46,835)      (30,949)
        Due to affiliates                            54,846        92,187
        Other liabilities                              (963)     (290,573)
                                               ------------- -------------
  Net cash provided by operating activities         522,193       940,044
                                               ------------- -------------
Investing activities:
  Capital contribution to joint
    venture with affiliates                                       (19,473)
  Collection of principal payments on loan
    receivable                                       31,111        26,364
  Additions to real estate                          (99,148)
  Proceeds from sale of real estate                             3,250,000
  Costs incurred in connection
    with sale of real estate                                     (244,360)
  Costs incurred in connection
    with real estate acquired
    through foreclosure                            (375,000)     (350,174)
                                               ------------- -------------
  Net cash (used in) or provided by
    investing activities                           (443,037)    2,662,357
                                               ------------- -------------
Financing activities:
  Distribution to Limited Partners                 (600,934)   (2,019,145)
  Distribution to General Partner                   (53,701)      (35,801)
  Change in cash and cash equivalents -
    Early Investment Incentive Fund                 (64,161)      (14,834)
  Principal payments on mortgage notes payable      (67,216)      (61,185)
  Repayment of mortgage note payable                           (2,838,473)
  Release of capital improvement escrow              23,060
                                               ------------- -------------
  Net cash used in financing activities            (762,952)   (4,969,438)
                                               ------------- -------------
Net change in cash and
  cash equivalents                                 (683,796)   (1,367,037)
Cash and cash equivalents at
  beginning of year                              11,860,415    14,917,086
                                               ------------- -------------
Cash and cash equivalents at
  end of period                                $ 11,176,619  $ 13,550,049
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995. This reclassification has been made to the previously reported 1994 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable of $250,089 and $281,403 and paid interest expense of $250,089 and $253,646, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1995 are:

                                        Paid       Payable
                                     -----------   -------

    Mortgage servicing fees           $   1,686  $    843
    Reimbursement of expenses to
      the General Partner, at cost:        None   178,151

4. Subsequent Event:

In April 1995, the Partnership made a distribution of $644,409 to the holders of Limited Partnership Interests which represents a regular quarterly distribution of available Cash Flow of $1.50 per Interest for the first quarter of 1995.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-IV (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, make other junior mortgage loans and first mortgage loans. The Partnership raised $214,803,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-eight loans. As of March 31, 1995, there are two loans outstanding in the Partnership's portfolio. In addition, the Partnership is operating seven properties held for sale and holds a minority joint venture interest in one property.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

The Partnership recognized a gain on the sale of the Republic Park Office Building during the first quarter of 1994, which was the primary reason for the decrease in net income during the quarter ended March 31, 1995 as compared to the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- - ---------------------

Interest income received during 1994 on the residual note related to the Independence Green prepayment was the primary reason for the decrease in interest income on loans receivable during the quarter ended March 31, 1995 as compared to the same period in 1994.

The Partnership has one non-accrual loan at March 31, 1995 which is collateralized by the Stonehaven South Apartments. The funds advanced by the Partnership for this non-accrual loan are approximately $2,800,000. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. During the quarter ended March 31, 1995, the Partnership received cash payments of interest income of approximately $27,000 on this loan. Under the terms of the original loan agreement, the Partnership would have received approximately $94,000 of interest income.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize a provision for potential losses on its loans and real estate held for sale during the quarters ended March 31, 1995 and 1994.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At March 31, 1995, the Partnership was operating seven properties. Original funds advanced by the Partnership total approximately $30,200,000 for these seven real estate investments. The Republic Park Office Building, which was generating a loss prior to its sale, was sold in February 1994. Rental income increased at the Colony Apartments due to increased rental rates while property operating expense decreased slightly. The combined effect of these events resulted in an increase in income during the quarter ended March 31, 1995 as compared to the same period in 1994. Also, during 1995, North Kent Mall incurred expenditures for leasing costs which partially offset the increase in income.

Participation in income of joint venture with affiliates represents the Partnership's 15.37% share of the operations of the Perimeter 400 Center Office Building. Decreased average occupancy levels at this property during 1995 was the primary reason for the decrease in income during the quarter ended March 31, 1995 as compared to the same period in 1994.

As a result of higher interest rates earned on short-term investments, interest income on short-term investments increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Decreased legal and professional fees incurred in connection with the 1994 foreclosures was the primary reason administrative expenses decreased during the quarter ended March 31, 1995 as compared to the same period in 1994.

During the quarter ended March 31, 1994, the Partnership recognized a gain of $1,170,546 on the sale of the Republic Park Office Building.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership decreased as of March 31, 1995 when compared to December 31, 1994. The Partnership received cash flow from its operating activities, which consisted of interest income earned on its investment in loans receivable and short-term interest bearing instruments and cash flow generated by the Partnership's properties held for sale, partially offset by the payment of administrative expenses. The Partnership used cash to fund its investing activities relating primarily to additional costs incurred in connection with the foreclosure of Glendale Fashion Center. The Partnership also used cash to fund its financing activities which consisted primarily of the payment of distributions to the Limited Partners and General Partner and the payment of principal on the mortgage notes payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The Del Lago, Pelican Pointe and Regency Club apartment complexes do not have underlying debt. During the quarters ended March 31, 1995 and 1994, six of the Partnership's properties generated positive cash flow. The Glendale Fashion Center operated at a significant cash flow deficit during 1995 and a marginal cash flow deficit during 1994. The Partnership acquired the Center through foreclosure in March 1994. The current occupancy is 12% as management has terminated certain tenants' leases to prepare the property for redevelopment. The Partnership is currently in the process of signing letters of intent for new tenants at the Center. The Partnership continues to evaluate its options with respect to the redevelopment process for the Center which includes the potential of marketing the property for sale. The Partnership acquired North Kent Mall through foreclosure in January 1994 and is evaluating alternative strategies to upgrade and reposition the property in its market. The current occupancy of the Mall is 64%. As of March 31, 1995, the occupancy rates of the Partnership's residential properties ranged from 95% to 98% except for the Del Lago Apartments which had an occupancy rate of 91%.

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

In April 1995, the Partnership made a distribution of $644,409 to the holders of Limited Partnership Interests which represents a regular quarterly distribution of available Cash Flow of $1.50 per Interest for the first quarter of 1995. The quarterly distribution level is consistent with the amount distributed for the fourth quarter of 1994. The Partnership also paid $53,701 to the General Partner as its distributive share of the Cash Flow distributed for the first quarter of 1995 and $17,900 as its contribution to the Early Investment Incentive Fund. To date, the Partnership has distributed $554.10 per $500 Interest, of which $319.10 represents Cash Flow from operations and $235.00 represents a return of Original Capital.

The Partnership expects to continue making quarterly cash distributions; however, the level of such future distributions will be dependent upon the cash flow generated by the receipt of mortgage payments and improved operations of the Partnership's properties held for sale, less administrative expenses. The General Partner believes the Partnership has retained an appropriate amount of working capital to meet current cash or liquidity requirements which may occur.

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

(27) Financial Data Schedule of the Registrant for the quarter ended March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended March 31, 1995.

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



                              By: /s/Brian Parker
                                  ------------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Mortgage Advisors-III,
                                  the General Partner



Date: May 10, 1995
      ----------------------------