Form 10-Q
period 1995-06-30
BALCOR PENSION INVESTORS IV
filed 1995-08-11
CIK 709329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-11699
                       -------

                        BALCOR PENSION INVESTORS-IV
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3202727
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                       60015
- -----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                   --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                         BALCOR PENSION INVESTORS-IV
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                     June 30, 1995 and December 31, 1994
                                 (Unaudited)

                                    ASSETS
                                                   1995           1994
                                              -------------  -------------
Cash and cash equivalents                     $ 11,502,501   $ 11,860,415
Cash and cash equivalents - Early Investment
  Incentive Fund                                   149,804        157,547
Escrow deposits                                    946,730        771,879
Accounts and accrued interest receivable            99,933         99,115
Prepaid expenses                                   181,233         19,901
Deferred expenses, net of accumulated
  amortization of $47,322 in 1995 and
  $36,058 in 1994                                  135,371        146,635
                                              -------------  -------------
                                                13,015,572     13,055,492
                                              -------------  -------------
Investment in loans receivable:
  Loans receivable - first mortgages             2,972,736      3,037,096
Less:
  Allowance for potential loan loss                250,000        250,000
                                              -------------  -------------
Net investment in loans receivable               2,722,736      2,787,096
Real estate held for sale (net of allowance
  of $1,277,805)                                41,323,539     41,518,106
Investment in joint venture with affiliates      4,249,838      4,109,895
                                              -------------  -------------
                                                48,296,113     48,415,097
                                              -------------  -------------
                                              $ 61,311,685   $ 61,470,589
                                              =============  =============

                         LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued real estate
  taxes payable                               $  1,005,762   $    747,113
Due to affiliates                                   17,428        124,148
Other liabilities (principally security
  deposits)                                        296,152        289,249
Mortgage notes payable                          11,180,205     11,316,222
                                              -------------  -------------
    Total liabilities                           12,499,547     12,476,732
                                              -------------  -------------
Partners' capital (429,606 Limited
  Partnership Interests issued)                 56,829,776     56,875,278
Less Interests held by Early Investment
  Incentive Fund (30,003 in 1995 and
  28,983 in 1994)                               (8,017,638)    (7,881,421)
                                              -------------  -------------
                                                48,812,138     48,993,857
                                              -------------  -------------
                                              $ 61,311,685   $ 61,470,589
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-IV
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the six months ended June 30, 1995 and 1994
                                 (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Income:
  Interest on loans receivable                $     99,331   $    555,686
  Income from operations of real estate
    held for sale                                1,123,185      1,232,082
  Participation in income of
    joint venture with affiliates                  224,451        198,804
  Interest on short-term investments               354,225        264,944
                                              -------------  -------------
      Total income                               1,801,192      2,251,516
                                              -------------  -------------
Expenses:
  Administrative                                   537,424        675,777
                                              -------------  -------------
      Total expenses                               537,424        675,777
                                              -------------  -------------
Income before gain on sale
  of real estate                                 1,263,768      1,575,739
Gain on sale of real estate                                     1,170,546
                                              -------------  -------------
Net income                                    $  1,263,768   $  2,746,285
                                              =============  =============
Net income allocated to General Partner       $     94,783   $    205,971
                                              =============  =============
Net income allocated to Limited Partners      $  1,168,985   $  2,540,314
                                              =============  =============
Net income per average number of
  Limited Partnership interests outstanding
  (400,617 in 1995 and 403,798 in 1994)       $       2.92   $       6.29
                                              =============  =============
Distributions to General Partner              $    107,402   $     89,502
                                              =============  =============
Distributions to Limited Partners             $  1,201,868   $  4,462,310
                                              =============  =============
Distributions per Limited Partnership
  Interest                                    $       3.00   $      11.05
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-IV
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended June 30, 1995 and 1994
                                 (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Income:
  Interest on loans receivable                $     50,189   $    485,309
  Income from operations of real
    estate held for sale                           461,278        717,670
  Participation in income of joint
    venture with affiliates                        146,272         97,182
  Interest on short-term investments               172,975        122,840
                                              -------------  -------------
      Total income                                 830,714      1,423,001
                                              -------------  -------------
Expenses:
  Administrative                                   295,581        313,793
                                              -------------  -------------
      Total expenses                               295,581        313,793
                                              -------------  -------------
Net income                                    $    535,133   $  1,109,208
                                              =============  =============
Net income allocated to General Partner       $     40,135   $     83,190
                                              =============  =============
Net income allocated to Limited Partners      $    494,998   $  1,026,018
                                              =============  =============
Net income per average number of
  Limited Partnership interests outstanding
  (400,612 in 1995 and 403,767 in 1994)       $       1.24   $       2.54
                                              =============  =============
Distribution to General Partner               $     53,701   $     53,701
                                              =============  =============
Distribution to Limited Partners              $    600,934   $  2,443,165
                                              =============  =============
Distribution per Limited Partnership Interest $       1.50   $       6.05
                                              =============  =============


  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-IV
                      (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
               for the six months ended June 30, 1995 and 1994
                                 (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Operating activities:
  Net income                                  $  1,263,768   $  2,746,285
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sale of real estate                              (1,170,546)
      Participation in income of joint
        venture with affiliates                   (224,451)      (198,804)
      Amortization of deferred expenses             11,264         11,264
      Net change in:
        Escrow deposits                           (197,911)       (34,722)
        Escrow deposits - restricted                              232,452
        Accounts and accrued interest
          receivable                                  (818)       467,643
        Prepaid expenses                          (161,332)
        Other assets                                               78,538
        Accounts and accrued real estate taxes
          payable                                  258,649        117,939
        Due to affiliates                         (106,720)       160,134
        Other liabilities                            6,903       (279,707)
                                              -------------  -------------
  Net cash provided by operating activities        849,352      2,130,476
                                              -------------  -------------
Investing activities:
  Capital contribution to joint
    venture with affiliates                                       (19,473)
  Distributions from joint venture with
    affiliates                                      84,508        119,202
  Collection of principal payments on loan
    receivable                                      64,360         53,017
  Insurance proceeds                               710,155
  Additions to real estate                        (140,588)
  Proceeds from sale of real estate                             3,250,000
  Costs incurred in connection with sale
    of real estate                                               (244,360)
  Costs incurred in connection with real
    estate acquired through foreclosure           (375,000)      (350,174)
                                              -------------  -------------
  Net cash provided by investing activities        343,435      2,808,212
                                              -------------  -------------
Financing activities:
  Distributions to Limited Partners             (1,201,868)    (4,462,310)
  Distributions to General Partner                (107,402)       (89,502)
  Change in cash and cash equivalents -
    Early Investment Incentive Fund                  7,743         63,338
  Repurchase of Limited Partnership Interests     (136,217)      (257,935)
  Principal payments on mortgage notes payable    (136,017)      (123,811)
  Repayment of mortgage note payable                           (2,838,473)
  Release of capital improvement escrow             23,060        283,981
                                              -------------  -------------
  Net cash used in financing activities         (1,550,701)    (7,424,712)
                                              -------------  -------------
Net change in cash and cash
  equivalents                                     (357,914)    (2,486,024)
Cash and cash equivalents at
  beginning of year                             11,860,415     14,917,086
                                              -------------  -------------
Cash and cash equivalents at
  end of period                               $ 11,502,501   $ 12,431,062
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995. This reclassification has been made to the previously reported 1994 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable of $498,589 and $535,394 and paid interest expense of $498,589 and $535,488, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1995 are:

                                            Paid
                                    ----------------------
                                     Six Months  Quarter     Payable
                                     ----------- --------    ---------
   Mortgage servicing fees             $  5,059  $  3,373     $   843
   Reimbursement of expenses to
     the General Partner, at cost       240,282   240,282      16,585

4. Subsequent Event:

In July 1995, the Partnership made a distribution of $5,687,983 to the holders of Limited Partnership Interests which represents a regular quarterly distribution of available Cash Flow of $1.00 per Interest for the second quarter of 1995 and a special distribution of $12.24 per Interest which represents Mortgage Reductions received from prior loan repayments and property sales.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-IV (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, make other junior mortgage loans and first mortgage loans. The Partnership raised $214,803,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-eight loans. As of June 30, 1995, there are two loans outstanding in the Partnership's portfolio. In addition, the Partnership is operating seven properties held for sale and holds a minority joint venture interest in one property.

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

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership recognized a gain on the sale of the Republic Park Office Building during the first quarter of 1994, which was the primary reason for the decrease in net income during the six months ended June 30, 1995 as compared to the same period in 1994. A reduction in interest income earned by the Partnership on its investment in loans receivable contributed to the above decrease and resulted in the decrease in net income for the quarter ended June 30, 1995 as compared to the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- ---------------------

Amounts received from the discounted repayment of a residual note related to the Independence Green loan prepayment were recognized as interest income during 1994. This was the primary reason for the decrease in interest income on loans receivable during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

The Partnership has one non-accrual loan at June 30, 1995 which is collateralized by the Stonehaven South Apartments. The funds advanced by the Partnership for this non-accrual loan are approximately $2,800,000. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. During the six months ended June 30, 1995, the Partnership received cash payments of interest income of approximately $56,000 on this loan. Under the terms of the original loan agreement, the Partnership would have received approximately $187,000 of interest income.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize a provision for potential losses on its loans and real estate held for sale during the six months ended June 30, 1995 and 1994.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At June 30, 1995, the Partnership was operating seven properties. Original funds advanced by the Partnership total approximately $30,200,000 for these seven real estate investments. During 1995, increased leasing costs were incurred at the North Kent Mall in an effort to upgrade and reposition the property in its market.
In addition, rental and service income decreased at the Glendale Fashion Center due to the termination of tenants' leases in an effort to prepare the property for sale. These events resulted in a decrease in income during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. The 1994 sale of the Republic Park Office Building, which was generating a loss prior to its sale, and increased rental income at the Colony and Pelican Pointe apartment complexes which resulted from higher rental rates partially offset the decrease in income.

Participation in income of joint venture with affiliates represents the Partnership's 15.37% share of the operations of the Perimeter 400 Center Office Building. Decreased property operating expenses at this property during 1995 was the primary reason for the increase in income during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994

As a result of higher interest rates earned on short-term investments, interest income on short-term investments increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Decreased legal and professional fees incurred in connection with the 1994 foreclosures were the primary reasons administrative expenses decreased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

During the six months ended June 30, 1994, the Partnership recognized a gain of $1,170,546 on the sale of the Republic Park Office Building.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased as of June 30, 1995 when compared to December 31, 1994. The Partnership received cash flow from its operating activities, which consisted of interest income earned on its investment in loans receivable and short-term interest bearing instruments and cash flow generated by the Partnership's properties held for sale, partially offset by the payment of administrative expenses. The Partnership also received cash from its investing activities relating primarily to insurance proceeds received during the second quarter of 1995 related to the 1994 earthquake damage at Glendale Fashion Center. This was partially offset by additional costs incurred in connection with the foreclosure of Glendale Fashion Center and improvements made at the North Kent Mall. The Partnership used cash to fund its financing activities which consisted primarily of the payment of distributions to the Limited Partners and General Partner and the payment of principal on the mortgage notes payable. The Partnership made a special distribution from Mortgage Reductions in July 1995 as described below.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The Del Lago, Pelican Pointe and Regency Club apartment complexes do not have underlying debt. During the six months ended June 30, 1995 and 1994, six of the Partnership's seven properties generated positive cash flow. The Glendale Fashion Center operated at a significant cash flow deficit during 1995 and a positive cash flow during 1994. The Partnership acquired the Center through foreclosure in March 1994. The current occupancy level is 6% as management has terminated certain tenants' leases to prepare the property for sale. The Partnership acquired North Kent Mall through foreclosure in January 1994 and is evaluating alternative strategies to upgrade and reposition the property in its market. The current occupancy level of this Mall is 58%. As of June 30, 1995, the occupancy rates of the Partnership's residential properties ranged from 93% to 99% except for the Del Lago and Colony apartment complexes which had occupancy rates of 87% and 89%, respectively. The Perimeter 400 Office Building, a property in which the Partnership holds a minority joint venture interest, generated cash flow during the six months ended June 30, 1995 and 1994.

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

In July 1995, the Partnership made a distribution of $5,687,983 to the holders of Limited Partnership Interests which represents a regular quarterly distribution of available Cash Flow of $1.00 per Interest for the second quarter of 1995 and a special distribution of $12.24 per Interest which represents Mortgage Reductions received from prior loan repayments and property sales. The quarterly distribution level decreased slightly from the amount distributed for the first quarter of 1995. The reduction can be attributed to the decrease in funds available for distribution due to the prior loan repayments and property sales. The Partnership also paid $35,801 to the General Partner as its share of the Cash Flow distributed for the second quarter of 1995 and $11,934 as its contribution to the Early Investment Incentive Fund. To date, the Partnership has distributed $567.34 per $500 Interest, of which $320.10 represents Cash Flow from operations and $247.24 represents a return of Original Capital.

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

During the six months ended June 30, 1995, the General Partner, on behalf of the Partnership, used amounts placed in the Early Investment Incentive Fund to repurchase 1,020 Interests from Limited Partners at a total cost of $136,217.

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

(27) Financial Data Schedule of the Registrant for the six months period ended June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended June 30, 1995.

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



                              By: /s/Brian D. Parker
                                  ------------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Mortgage Advisors-III,
                                  the General Partner



Date: August 10, 1995
      ----------------------------