Form 10-Q
period 1995-09-30
BALCOR PENSION INVESTORS IV
filed 1995-11-13
CIK 709329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.


For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.


For the transition period from              to
                               ------------    ------------

Commission file number 0-11699
                       -------


                        BALCOR PENSION INVESTORS-IV
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3202727
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


2355 Waukegan Road
Bannockburn, Illinois                                       60015
-----------------------------------------            -------------------
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

                                     BALANCE SHEETS
                      September 30, 1995 and December 31, 1994
                                       (Unaudited)

                                         ASSETS
                                                        1995           1994
                                                   -------------  -------------
     Cash and cash equivalents                     $  7,253,595   $ 11,860,415
     Cash and cash equivalents - Early Investment
       Incentive Fund                                   162,993        157,547
     Escrow deposits                                    932,924        771,879
     Accounts and accrued interest receivable            55,757         99,115
     Prepaid expenses                                   233,537         19,901
     Deferred expenses, net of accumulated
       amortization of $52,955 in 1995 and
       $36,058 in 1994                                  129,738        146,635
                                                   -------------  -------------
                                                      8,768,544     13,055,492
                                                   -------------  -------------
     Investment in loans receivable:
       Loans receivable - first mortgages             1,691,771      3,037,096
     Less:
       Allowance for potential loan loss                               250,000
                                                   -------------  -------------
     Net investment in loans receivable               1,691,771      2,787,096
     Real estate held for sale (net of allowance
       of $1,277,805)                                41,323,539     41,518,106
     Investment in joint venture with affiliates      4,136,780      4,109,895
                                                   -------------  -------------
                                                     47,152,090     48,415,097
                                                   -------------  -------------
                                                   $ 55,920,634   $ 61,470,589
                                                   =============  =============

                              LIABILITIES AND PARTNERS' CAPITAL

     Accounts and accrued real estate taxes
       payable                                     $  1,123,806   $    747,113
     Due to affiliates                                   44,367        124,148
     Other liabilities (principally security
       deposits)                                        297,588        289,249
     Mortgage notes payable                          11,109,780     11,316,222
                                                   -------------  -------------
         Total liabilities                           12,575,541     12,476,732
                                                   -------------  -------------
     Partners' capital (429,606 Limited
       Partnership Interests issued)                 51,763,670     56,875,278
     Less Interests held by Early Investment
       Incentive Fund (33,296 in 1995 and
       28,983 in 1994)                               (8,418,577)    (7,881,421)
                                                   -------------  -------------
                                                     43,345,093     48,993,857
                                                   -------------  -------------
                                                   $ 55,920,634   $ 61,470,589
                                                   =============  =============
       The accompanying notes are an integral part of the financial statements.

                              BALCOR PENSION INVESTORS-IV
                           (An Illinois Limited Partnership)

                           STATEMENTS OF INCOME AND EXPENSES
                 for the nine months ended September 30, 1995 and 1994
                                      (Unaudited)

                                                        1995           1994
                                                   -------------  -------------
     Income:
       Interest on loans receivable                $    175,664   $    606,700
       Income from operations of real estate
         held for sale                                1,467,738      1,599,821
       Participation in income of joint
         venture with affiliates                        283,738        288,026
       Interest on short-term investments               463,387        409,205
                                                   -------------  -------------
           Total income                               2,390,527      2,903,752
                                                   -------------  -------------

     Expenses:
       Provision for potential losses on
         loans, real estate and accrued interest
         receivable                                      70,270
       Administrative                                   796,057        878,709
                                                   -------------  -------------
           Total expenses                               866,327        878,709
                                                   -------------  -------------
     Income before gain on sale
       of real estate                                 1,524,200      2,025,043

     Gain on sale of real estate                                     1,170,546
                                                   -------------  -------------
     Net income                                    $  1,524,200   $  3,195,589
                                                   =============  =============
     Net income allocated to General Partner       $    114,315   $    239,669
                                                   =============  =============
     Net income allocated to Limited Partners      $  1,409,885   $  2,955,920
                                                   =============  =============
     Net income per average number of
       Limited Partnership interests outstanding
       (400,251 in 1995 and 403,172 in 1994)       $       3.52   $       7.33
                                                   =============  =============
     Distributions to General Partner              $    143,203   $    143,203
                                                   =============  =============
     Distributions to Limited Partners             $  6,492,605   $  5,065,230
                                                   =============  =============
     Distributions per Limited Partnership
       Interest                                    $      16.24   $      12.55
                                                   =============  =============





     The accompanying notes are an integral part of the financial statements.

                              BALCOR PENSION INVESTORS-IV
                           (An Illinois Limited Partnership)

                           STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended September 30, 1995 and 1994
                                       (Unaudited)

                                                        1995           1994
                                                   -------------  -------------
     Income:
       Interest on loans receivable                $     76,333   $     51,014
       Income from operations of real estate
         held for sale                                  344,553        367,739
       Participation in income of joint
         venture with affiliates                         59,287         89,222
       Interest on short-term investments               109,162        144,261
                                                   -------------  -------------
           Total income                                 589,335        652,236
                                                   -------------  -------------

     Expenses:
       Provision for potential losses on
         loans, real estate and accrued interest
         receivable                                      70,270
       Administrative                                   258,633        202,932
                                                   -------------  -------------
           Total expenses                               328,903        202,932
                                                   -------------  -------------
     Net income                                    $    260,432   $    449,304
                                                   =============  =============
     Net income allocated to General Partner       $     19,532   $     33,698
                                                   =============  =============
     Net income allocated to Limited Partners      $    240,900   $    415,606
                                                   =============  =============
     Net income per average number of
       Limited Partnership interests outstanding
       (399,531 in 1995 and 401,942 in 1994)       $       0.60   $       1.04
                                                   =============  =============
     Distribution to General Partner               $     35,801   $     53,701
                                                   =============  =============
     Distribution to Limited Partners              $  5,290,737   $    602,920
                                                   =============  =============
     Distribution per Limited Partnership
       Interest                                    $      13.24   $       1.50
                                                   =============  =============









      The accompanying notes are an integral part of the financial statements.

                               BALCOR PENSION INVESTORS-IV
                            (An Illinois Limited Partnership)

                                 STATEMENTS OF CASH FLOWS
                 for the nine months ended September 30, 1995 and 1994
                                       (Unaudited)


                                                        1995           1994
                                                   -------------  -------------
     Operating activities:
       Net income                                  $  1,524,200   $  3,195,589
       Adjustments to reconcile net income to net
         cash provided by operating activities:
           Gain on sale of real estate                              (1,170,546)
           Participation in income of joint
             venture with affiliates                   (283,738)      (288,026)
           Provision for potential losses on loans,
             real estate and accrued interest
             receivable                                  70,270
           Amortization of deferred expenses             16,897         16,896
           Net change in:
             Escrow deposits                           (184,105)      (102,877)
             Escrow deposits - restricted                              232,452
             Accounts and accrued interest
               receivable                                43,358        427,400
             Prepaid expenses                          (213,636)
             Other assets                                               78,538
             Accounts and accrued real estate           376,693        371,973
               taxes payable
             Due to affiliates                          (79,781)        96,296
             Other liabilities                            8,339       (274,929)
                                                   -------------  -------------
       Net cash provided by operating activities      1,278,497      2,582,766
                                                   -------------  -------------
     Investing activities:
       Capital contribution to joint venture
         with affiliates                                               (19,473)
       Distributions from joint venture with
         affiliates                                     256,853        231,305
       Collection of principal payments on loans
         receivable                                   1,025,055         79,964
       Insurance proceeds                               710,155
       Additions to real estate                        (140,588)
       Proceeds from sale of real estate                             3,250,000
       Costs incurred in connection with sale
         of real estate                                               (244,360)
       Costs incurred in connection with real
         estate acquired through foreclosure           (375,000)      (350,174)
                                                   -------------  -------------
       Net cash provided by investing activities      1,476,475      2,947,262
                                                   -------------  -------------




       The accompanying notes are an integral part of the financial statements.

                               BALCOR PENSION INVESTORS-IV
                            (An Illinois Limited Partnership)

                                 STATEMENTS OF CASH FLOWS
                 for the nine months ended September 30, 1995 and 1994
                                       (Unaudited)
                                       (Continued)


                                                        1995           1994
                                                   -------------  -------------
     Financing activities:
       Distributions to Limited Partners             (6,492,605)    (5,065,230)
       Distributions to General Partner                (143,203)      (143,203)
       Change in cash and cash equivalents -
         Early Investment Incentive Fund                 (5,446)        65,697
       Repurchase of Limited Partnership Interests (537,156) (321,327) Principal payments on mortgage notes
         payable                                       (206,442)      (187,914)
       Repayment of mortgage note payable                           (2,838,474)
       Release of capital improvement escrow             23,060        283,981
                                                   -------------  -------------
       Net cash used in financing activities         (7,361,792)    (8,206,470)
                                                   -------------  -------------

     Net change in cash and cash equivalents         (4,606,820)    (2,676,442)
     Cash and cash equivalents at beginning of year  11,860,415     14,917,086
                                                   -------------  -------------
     Cash and cash equivalents at end of period    $  7,253,595   $ 12,240,644
                                                   =============  =============
















      The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-IV
                        (An Illinois Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

   1. Accounting Policy:

   Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995. This reclassification has been made to the previously reported 1994 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995 and all such adjustments are of a normal and recurring nature.

   2. Interest Expense:

   During the nine months ended September 30, 1995 and 1994, the Partnership incurred interest expense on mortgage notes payable of $745,468 and $787,906 and paid interest expense of $745,468 and $788,047, respectively.

   3. Transactions with Affiliates:

   Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended are:

                                               Paid
                                         ----------------------
                                         Nine Months   Quarter   Payable
                                         -----------   --------    ---------

      Mortgage servicing fees             $  7,589   $ 2,530     $   627
      Reimbursement of expenses to
        the General Partner, at cost       282,717    42,435      43,740

   4. Subsequent Event:

   In October 1995, the Partnership made a distribution of $2,100,773 to the holders of Limited Partnership Interests which represents a regular quarterly distribution of available Cash Flow of $1.00 per Interest for the third quarter of 1995 and a special distribution of $3.89 per Interest which represents Mortgage Reductions received from prior loan repayments and property sales.

                           BALCOR PENSION INVESTORS-IV
                        (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

   Balcor Pension Investors-IV (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, make other junior mortgage loans and first mortgage loans. The Partnership raised $214,803,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-eight loans. As of September 30, 1995 there is one loan outstanding in the Partnership's portfolio. In addition, the Partnership is operating seven properties held for sale and holds a minority joint venture interest in one property.

   Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

   Operations
   ----------

   Summary of Operations
   ---------------------

   The Partnership recognized a gain on the sale of the Republic Park Office Building during the first quarter of 1994, which was the primary reason for the decrease in net income during the nine months ended September 30, 1995 as compared to the same period in 1994. The Partnership also recognized a provision for losses related to the Colonial Coach Mobile Home Park loan prepayment in September 1995, which was the primary reason for the decrease in net income during the quarter ended September 30, 1995 as compared to the same period in 1994. Further discussion of the Partnership's operations is summarized below.

   1995 Compared to 1994
   ---------------------

   Unless otherwise noted, discussions of fluctuations between 1995 and 1994 refer both to the nine months and quarters ended September 30, 1995 and 1994.

   Amounts received from the discounted repayment of a residual note related to the Independence Green loan prepayment and from the settlement of the remaining balance of the Briarwood Apartments loan receivable were recognized as interest income during 1994 and 1995, respectively. The timing of these transactions was the primary reason for the decrease in interest income on loans receivable during the nine months and the increase during the quarter ended September 30, 1995 as compared to the same periods in 1994.

   The Partnership has one non-accrual loan at September 30, 1995 which is collateralized by the Stonehaven South Apartments. The funds advanced by the Partnership for this non-accrual loan are approximately $2,800,000. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. During the nine months ended September 30, 1995, the Partnership received cash payments of interest income of approximately

   $84,000 on this loan. Under the terms of the original loan agreement, the Partnership would have received approximately $281,000 of interest income.

   Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized a provision of $70,270 related to the Colonial Coach loan during 1995 and wrote-off allowances of $320,270 in connection with the prepayment of the loan at a discount.

   Participation in income of joint venture with affiliates represents the Partnership's 15.37% share of the operations of the Perimeter 400 Center Office Building. Increased leasing costs at this property during the third quarter of 1995 was the primary reason for the decrease in income during 1995 as compared to 1994.

   As a result of higher interest rates earned on short-term investments, interest income on short-term investments increased during the nine months ended September 30, 1995 as compared to the same period in 1994. However, interest income decreased during the quarter ended September 30, 1995 as compared to the same period in 1994 due to the special distribution to Limited Partners in July 1995, which resulted in lower average cash available for investment.

   Increased third party professional fees was the primary reason administrative expenses increased during the quarter ended September 30, 1995 as compared to the same period in 1994.

   During the nine months ended September 30, 1994, the Partnership recognized a gain of $1,170,546 on the sale of the Republic Park Office Building.

   Liquidity and Capital Resources
   -------------------------------

   The cash position of the Partnership decreased as of September 30, 1995 as compared to December 31, 1994. The Partnership generated cash flow from the operation of its properties and also received proceeds from the prepayment of the Colonial Coach Mobile Home Park loan. The Partnership used these proceeds, along with cash reserves, to fund the payment of distributions to Limited Partners and the General Partner. The Partnership also made a special distribution to Limited Partners from Mortgage Reductions in October 1995 as described below.

   The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The Del Lago, Pelican Pointe and Regency Club apartment complexes do not have underlying debt. During 1995 and 1994, six of the Partnership's seven properties generated positive cash flow.
   The Glendale Fashion Center operated at a significant cash flow deficit during 1995 and at a positive cash flow during 1994. The Partnership acquired the Center through foreclosure in March 1994. The current occupancy level is 6% as management has terminated certain tenants' leases to position the property for redevelopment and future sale. The Partnership acquired North Kent Mall through foreclosure in January 1994 and is in the process of completing upgrading and repositioning the property in its market for future sale. The current occupancy level of this Mall is 58%. As of September 30, 1995, the occupancy rates of the Partnership's residential properties ranged from 96% to 100%. The Perimeter 400 Office Building, a property in which the Partnership holds a minority joint venture interest, also generated positive cash flow during 1995 and 1994.

   The General Partner is continuing its efforts to maintain high occupancy levels while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of any mortgage loans collateralized by its properties and may refinance or, in certain instances, use Partnership reserves to repay such loans.

   In September 1995, the borrower of the $1,247,350 Colonial Coach Mobile Home Park first mortgage loan prepaid the loan at a discount due to the diminished value of the property. The Partnership received proceeds of $927,080 which represented a portion of the funds advanced on the loan. The Partnership wrote-off the remaining balance of the loan.

   In October 1995, the Partnership made a distribution of $2,100,773 to the holders of Limited Partnership Interests which represents a regular quarterly distribution of available Cash Flow of $1.00 per Interest for the third quarter of 1995 and a special distribution of $3.89 per Interest which represents Mortgage Reductions received from prior loan repayments and property sales. The quarterly distribution level is consistent with the amount distributed for the second quarter of 1995. The Partnership also paid $35,801 to the General Partner as its share of the Cash Flow distributed for the third quarter of 1995 and $11,934 as its contribution to the Early Investment Incentive Fund. To date, the Partnership has distributed $572.23 per $500 Interest, of which $321.10 represents Cash Flow from operations and $251.13 represents a return of Original Capital.

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

   During the nine months ended September 30, 1995 the General Partner, on behalf of the Partnership, used amounts placed in the Early Investment Incentive Fund to repurchase 4,313 Interests from Limited Partners at a total cost of $537,156.

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

                           BALCOR PENSION INVESTORS-IV
                        (An Illinois Limited Partnership)

                           PART II - OTHER INFORMATION



   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------

   (a) (3) Exhibits:

   (4) Form of Confirmation regarding Interests in the Registrant set forth as
   Exhibit 4 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-11699) is incorporated herein by reference.

   (10) Agreement of Sale relating to the sale of Republic Park One Office Building, Aurora, Colorado, previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated February 2, 1994 is incorporated herein by reference.

   (27) Financial Data Schedule of the Registrant for the nine months period ended September 30, 1995 is attached hereto.

   (b) Reports on Form 8-K: A Current Report on Form 8-K dated September 14, 1995, as amended by Form 8-K/A dated October 27, 1995, was filed reporting a change in the Registrant's certifying public accountants.

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



   Date: November 13, 1995
         ----------------------------