Form 10-K
period 1995-12-31
BALCOR PENSION INVESTORS IV
filed 1996-04-01
CIK 709329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-11699
                       -------

                          BALCOR PENSION INVESTORS-IV
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                      36-3202727
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                     60015
- ---------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

The Registrant originally funded thirty-eight loans. A portion of Mortgage Reductions generated by repayments was reinvested in four additional loans and a portion was used to make special distributions to Limited Partners. The remainder was added to working capital reserves. As a result of the repayments, foreclosures and write-offs of forty-one loans, the Registrant has one loan in its portfolio as of December 31, 1995. Fourteen properties were acquired through foreclosure and one loan was reclassified to an investment in joint venture with affiliates. The Registrant has since disposed of seven of these properties and has seven properties and an investment in joint venture with affiliates in its portfolio as of December 31, 1995. See Item 2. Properties for additional information.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

Shopping centers are the most troubled asset class in real estate currently. Unlike other asset classes, construction of power shopping centers, those with a preponderance of "big box" retailers, occurred at a brisk pace during the early 1990s, and now a shake-out of retailers is taking place. Retailers posted lackluster sales in 1995, particularly in the latter half of the year, and similar results are expected for 1996. The slight rise in interest rates in 1995 also contributed to low sales growth in interest rate sensitive sectors such as automobiles and home furnishings. Nevertheless, retail properties are particularly unique, and those with strong tenant alignments should better weather the current slowdown. In the long-term, however, retail real estate is also vulnerable to technological changes (e.g. home shopping) which could drastically alter the retail distribution system.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Registrant's residential properties. Additionally, the General Partner will explore the sale of its commercial properties over the next year if market conditions are favorable.

Activity for the purchase of limited partnership interests ("tender offers") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to limited partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

During September 1995, the Registrant received a discounted prepayment of the Colonial Coach Mobile Home Park first mortgage loan. See Item 7. Liquidity and Capital Resources for additional information.

During December 1995, the Registrant repaid the $618,684 mortgage note payable on the Glendale Fashion Center. See Item 7 Liquidity and Capital Resources for additional information.

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

The officers and employees of Balcor Mortgage Advisors-III, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2.  Properties
- -------------------
As of December 31, 1995, the Registrant owns the seven properties described below:

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

Certain of these properties are held subject to various mortgage loans.

The Registrant also holds a minority joint venture interest in the Perimeter 400 Center Office Building located in Fulton County, Georgia. See
Note 7 of Notes to Financial Statements for additional information.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3.  Legal Proceedings
- --------------------------

Williams class action
- ---------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726 (U.S. District Court, Northern District of Illinois). The Registrant, the General Partner, seven affiliated limited partnerships (together with the Registrant, the "Related Partnerships") and other affiliates are the defendants. The complaint alleges violations of Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests in the Related Partnerships and alleges breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks compensatory and punitive damages. The defendants subsequently filed a counterclaim asserting claims of fraud and breach of warranty against certain plaintiffs, as well as a request for declaratory relief regarding the defendants' rights to be indemnified for their expenses incurred in defending the litigation. The defendants seek to recover for damage to their reputations and business as well as costs and attorneys' fees in defending the claims.

In May 1993, the Court issued an order denying the plaintiffs' motion for class certification based principally on the inadequacy of the individual plaintiffs representing the proposed class. However, the Court gave plaintiffs leave to propose new individual class representatives. Upon the defendants' motion, the Court ordered plaintiffs' counsel to pay $75,000 to the defendants and $25,000 to the Court for costs incurred with the class certification motion, which amounts continue to be outstanding.

In July 1994, the Court granted plaintiffs' motion certifying a class relating to the Federal securities fraud claims. The class certified by the Court includes only the original investors in the Related Partnerships. The defendants filed a motion for reconsideration in opposition to the class certification, which was denied in December 1994. The Court approved the Notice of Class Action in August 1995 which was sent to potential members of the class in September 1995.

The defendants intend to continue vigorously contesting this action. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
- ----------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital and Item 7. Liquidity and Capital Resources, below.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 31,624.

Item 6.  Selected Financial Data
- --------------------------------
                                      Year ended December 31,
                    ----------------------------------------------------------
                       1995        1994        1993        1992        1991
                    ----------  ----------  ----------  ----------  ----------
Total income        $3,754,827  $3,546,138  $5,515,124  $2,531,773  $4,267,207
Recovery of losses
  on loans                None        None   1,277,805        None        None
Provision for losses
  on loans, real
  estate and
  accrued interest
  receivable         1,414,270        None   1,277,805   5,750,000   8,969,116
Income (loss) before
  net gain on sales
  of assets          1,339,538   2,241,206   2,761,569  (4,599,843) (6,022,076)
Net income (loss)    1,339,538   3,411,752   2,885,608  (4,599,843) (6,022,076)
Net income (loss)
  per average number
  of Limited Part-
  nership Interests
  outstanding             3.10        7.84        6.58      (10.44)     (13.51)
Total assets        52,279,629  61,470,589  67,655,261  70,105,484  80,000,225
Mortgage notes
  payable           10,419,008  11,316,222  14,410,060  11,975,262  13,095,811
Distributions per
  Limited Partner-
  ship Interest(A)       21.13       14.05       16.75        8.25       70.50

(A) These amounts include distributions of original capital of $6.13, $8.55, $15.00 and $54.00 per Limited Partnership Interest for the years 1995, 1994, 1993 and 1991, respectively.

Item 7.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
Results of Operations
- ---------------------

Operations
- ----------

Summary of Operations
- ---------------------

Balcor Pension Investors-IV (the "Partnership") recognized a provision of $1,344,000 related to the Glendale Fashion Center during 1995, which was the primary reason for the decrease in net income during 1995 as compared to 1994. In addition, the Partnership recognized a gain on the sale of the Republic Park Office Building during 1994 which further contributed to the decrease in net income during 1995 as compared to 1994 and was the primary reason for the increase in net income during 1994 as compared to 1993. Participation income received in connection with the 1993 repayment of the Lantana Cascades loan partially offset the increase during 1994 as compared to 1993. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- ----------------------

Amounts received from the discounted repayment of a residual note related to the Independence Green loan prepayment and from the release of the Partnership's interest in the three remaining Oppenheimer hotels were recognized as interest income during 1994 and were the primary reason for the decrease in interest income on loans receivable during 1995 as compared to 1994.

The Partnership has one loan on non-accrual status at December 31, 1995 which is collateralized by the Stonehaven South Apartments. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. The funds advanced by the Partnership for this non-accrual loan are approximately $2,800,000, representing approximately 1.46% of original funds advanced. During 1995, the Partnership received cash payments of interest income of approximately $111,000 on this loan. Under the terms of the original loan agreement, the Partnership would have received approximately $375,000 of interest income during 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. See Note 2(c) of Notes to Financial Statements for further information regarding the Partnership's accounting policies related to the determination of the fair value of its loans and real estate held for sale. The Partnership recognized a provision of $70,270 related to the Colonial Coach loan during 1995 and wrote-off allowances of $320,270 in connection with the prepayment of the loan at a discount. In addition, during 1995, the Partnership recognized a provision of $1,344,000 related to the Glendale Fashion Center to provide for the change in the estimate of the fair value of this property. The Partnership did not recognize any provisions during 1994 related to its loans or real estate held for sale.

Participation in income of joint venture with affiliates represents the Partnership's 15.37% share of the operations of the Perimeter 400 Center Office Building. During 1995, the Partnership also recognized $102,211 as its share of the recovery of a provision related to the change in the estimate of the fair value of this property. As a result, participation in income of joint venture with affiliates increased during 1995 as compared to 1994.

The Partnership's remaining loan bears interest at a contractually-fixed interest rate. This loan also provides for additional interest in the form of a participation, consisting of a share in the capital appreciation of the property collateralizing the Partnership's loan and/or a share in the increase of the gross income of the property above a certain level. Participation income was recognized during 1995 in connection with the Stonehaven South Apartments loan. There was no participation income received in 1994.

In April 1995, the Partnership received insurance proceeds of $710,155 related to earthquake damage incurred at the Glendale Fashion Center which has been recognized as other income.

Legal fees incurred in connection with the foreclosures of Glendale Fashion Center and North Kent Mall during 1994 were the primary reason for the decrease in administrative expenses in 1995 as compared to 1994.

1994 Compared to 1993
- ---------------------

The foreclosures of the North Kent Mall and the Glendale Fashion Center in January and March 1994, respectively, and the repayment of the Lantana Cascades Mobile Home Park loan in October 1993 were the primary reasons for the decrease in net interest income on loans receivable during 1994 as compared to 1993. Amounts received from the discounted repayment of a residual note related to the Independence Green loan prepayment and from the release of the Partnership's interest in the three remaining Oppenheimer hotels were recognized as interest income during 1994 and partially offset the above decrease.

The Partnership had one loan on non-accrual status at December 31, 1994, which is collateralized by the Stonehaven South Apartments. During 1994, the Partnership received cash payments of interest income of approximately $115,000 on this loan. Under the terms of the original loan agreement, the Partnership would have received approximately $375,000 of interest income during 1994.

The Partnership recognized a recovery of $1,277,805 in 1993 related to its loans. In addition, during 1993, the Partnership recognized a provision of $1,277,805 related to the Partnership's real estate held for sale to provide for changes in the estimate of the fair value of the Glendale Fashion Center.

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

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased as of December 31, 1995 when compared to December 31, 1994 primarily due to the special distributions made to Limited Partners in July and October 1995. The Partnership received cash flow from its operating activities. Operating cash flow of approximately $1,000,000 was generated from interest income earned on its investment in loans receivable and short-term interest bearing instruments and cash flow generated by the Partnership's properties held for sale, net of administrative expenses. The receipt of approximately $710,000 of insurance proceeds related to earthquake damage incurred at the Glendale Fashion Center also contributed to the cash flow from operating activities. The Partnership received funds of approximately $850,000 from investing activities relating primarily to the prepayment of the Colonial Coach Mobile Home Park first mortgage loan. The Partnership used cash to fund its financing activities which consisted primarily of the payment of distributions totaling approximately $8,600,000 to the Limited Partners and the General Partner, repurchases of Limited Partnership Interests at a cost of approximately $730,000, the repayment of the $618,684 Glendale Fashion Center mortgage note payable and the payment of principal of approximately $279,000 on the mortgage notes payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The Del Lago, Pelican Pointe and Regency Club apartment complexes do not have underlying debt. During 1995, six of the Partnership's seven properties generated positive cash flow and during 1994, all seven properties generated positive cash flow. The Perimeter 400 Office Building, a property in which the Partnership holds a minority joint venture interest, also generated positive cash flow during 1995 and 1994.

The Glendale Fashion Center operated at a significant cash flow deficit during 1995 and at positive cash flow during 1994. The Partnership acquired the Center through foreclosure in March 1994. The current occupancy level is 6%. The Partnership's current strategy is to market the property for sale in 1996 as a redevelopment project. The Partnership acquired North Kent Mall through foreclosure in January 1994 and is in the process of completing the upgrading and repositioning of the property in its market for future sale. The current occupancy level of this Mall is 58%. As of December 31, 1995, the occupancy rates of the Partnership's residential properties ranged from 96% to 98% except for the Del Lago and Regency Club apartment complexes which had occupancy rates of 90% and 88%, respectively.

Many rental markets continue to remain extremely competitive; therefore the General Partner's goals are to maintain high occupancy levels while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Partnership's residential properties. Additionally, the General Partner will explore the sale of its commercial properties over the next year if market conditions are favorable.

Changing interest rates can impact real estate values in several ways. Generally, declining interest rates may lower the cost of capital allowing buyers to pay more for a property whereas rising interest rates may increase the cost of capital and lower the price of real estate. Lower interest rates may increase the probability that the borrower may seek prepayment of the Partnership's loan whereas rising interest rates decrease the yields on the loan and make prepayment less likely.

In September 1995 the Partnership and an affiliated partnership (together, the "Participants") accepted a discounted prepayment of the Colonial Coach mobile home park loan receivable due to the diminished value of the property. The Atlanta mobile home park market experienced softness due to slower industrial job growth and the availability of cheap land in the west and south submarkets of Atlanta. This resulted in declining net operating income at the property. The Partnership received $927,080 representing its share of proceeds.

Certain of the Partnership's properties held for sale are owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. See Note 6 of Notes to Financial Statements for information concerning outstanding balances, maturity dates, interest rates, and other terms related to each of these mortgage loans. The Partnership has only one loan maturing, a mortgage loan of approximately $2,073,000 collateralized by the North Kent Mall, which matures within the next two years. The Partnership is currently reviewing its options and may use cash reserves to repay the mortgage loan at maturity or sell the property to satisfy the obligation.

During December 1995, the Partnership used a portion of its cash reserves to repay the $618,684 Glendale Fashion Center first mortgage loan.

The Partnership made four distributions totaling $21.13, $14.05, and $16.75 per interest in each of 1995, 1994, and 1993, respectively. See Statement of Partner's Capital for additional information. Distributions were comprised of $5.00 of Cash Flow and $16.13 of Mortgage Reductions in 1995, $5.50 of Cash Flow and $8.55 of Mortgage Reductions in 1994 and $1.75 of Cash Flow and $15.00 of Mortgage Reductions in 1993. The distributions of Mortgage Reductions in 1995 resulted from prior loan repayments and property sales. The distributions of Mortgage Reductions in 1994 resulted from the repayment of the Lantana Cascades loan, the sale of the land related to the University Office Building and the sale of the Republic Park Office Building. The distributions of Mortgage Reductions in 1993 resulted from the prepayment of The Bluffs loan, the sale of the Haystack Apartments and the refinancing of the Colony Apartments. Cash Flow distributions decreased in 1995 from 1994 and increased in 1994 from 1993 due to the cash flow requirements of the Partnership.

In January 1996, the Partnership paid a distribution of $429,606 ($1.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow for the fourth quarter of 1995. To date, Limited Partners have received cash distributions totaling $573.23 per $500 Interest. Of this amount, $322.10 represents Cash Flow from operations and $251.13 represents a return of Original Capital. In January 1996, the Partnership also paid $35,801 to the General Partner as its distributive share of Cash Flow distributed for the fourth quarter of 1995 and made a contribution to the Early Investment Incentive Fund of $11,934.

The Partnership expects to continue making quarterly cash distributions; however, the level of such future distributions will be dependent upon the cash flow generated by the receipt of mortgage payments and operations of the Partnership's properties held for sale, less administrative expenses. The General Partner believes the Partnership has retained an appropriate amount of working capital to meet current cash or liquidity requirements which may occur.

During 1995 the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase 5,932 Interests from Limited Partners at a total cost of $731,709.

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- ------------------------------------------------------------------------
Financial Disclosure
- --------------------

On September 14, 1995 the Registrant approved the engagement of Coopers & Lybrand L.L.P. as its independent auditors for the fiscal year ending December 31, 1995 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Registrant effective September 14, 1995. The General Partner of the Registrant approved the change in auditors.

The reports of Ernst & Young LLP on the Registrant's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Registrant's financial statements for each of the two fiscal years ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-III, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                           OFFICERS
            -----                           --------
Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11.  Executive Compensation
- --------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

(b) Balcor Mortgage Advisors-III and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership   20 Interests    Less than 1%
           Interests

Relatives and affiliates of the partners and officers of the General Partner do not own any additional Interests.

(c) The Registrant is not aware of any arrangements, the operations of which may result in a change of control of the Registrant.

Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

(a & b) See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profit and losses.

See Note 9 of Notes to Financial Statements for additional information relating to transactions with affiliates.

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

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 (Commission File No. 0-11699) is hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K/A dated October 27, 1995, amending the Current Report on Form 8-K dated September 19, 1995 reporting a change in the Registrant's certifying accountant, was filed (Commission File No. 0-11699).

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-IV


                         By: /s/Brian D. Parker
                             ----------------------------------
                             Brian D. Parker
                             Senior Vice President, and Chief
                             Financial Officer (Principal Accounting
                             and Financial Officer) of Balcor Mortgage
                             Advisors-III, the General Partner

Date: March 29, 1996
      --------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
- ----------------------   ------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
                         Advisors-III, the General
/s/Thomas E. Meador      Partner                            March 29, 1996
- ----------------------                                      --------------
  Thomas E. Meador
                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting and Financial
                         Officer) of Balcor Mortgage
/s/Brian D. Parker       Advisors-III, the General Partner  March 29, 1996
- ----------------------                                      --------------
Brian D. Parker

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Capital, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Pension Investors-IV

We have audited the accompanying balance sheet of Balcor Pension Investors-IV (An Illinois Limited Partnership) as of December 31, 1995 and the related statements of partners' capital, income and expenses, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-IV at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.






                              COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 27, 1996

                        REPORT OF INDEPENDENT AUDITORS



To the Partners of
Balcor Pension Investors-IV

We have audited the accompanying balance sheet of Balcor Pension Investors-IV (An Illinois Limited Partnership) as of December 31, 1994 and the related statements of partners' capital, income and expenses and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-IV at December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.






                                        ERNST & YOUNG LLP




Chicago, Illinois
March 6, 1995

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1995 AND 1994

                                    ASSETS

                                                  1995             1994
                                             -------------   --------------
Cash and cash equivalents                    $  4,220,385    $  11,860,415
Cash and cash equivalents - Early
  Investment Incentive Fund                       148,230          157,547
Escrow deposits                                   838,807          771,879
Accounts and accrued interest receivable          230,107           99,115
Prepaid expenses                                  144,818           19,901
Deferred expenses, net of accumulated
  amortization of $58,586 in 1995 and
  $36,058 in 1994                                 124,107          146,635
                                             -------------   --------------
                                                5,706,454       13,055,492
                                             -------------   --------------
Investment in loans receivable:
  Loans receivable -  first mortgages           1,657,786        3,037,096

Less:
  Allowance for potential loan loss                                250,000
                                             -------------   --------------
Net investment in loans receivable              1,657,786        2,787,096

Real estate held for sale (net of allowance
  of $2,621,805 in 1995 and $1,277,805 in
  1994)                                        40,692,114       41,518,106

Investment in joint venture with affiliates     4,223,275        4,109,895
                                             -------------   --------------
                                               46,573,175       48,415,097
                                             -------------   --------------
                                             $ 52,279,629    $  61,470,589
                                             =============   ==============


LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued real estate taxes
  payable                                    $    535,761    $     747,113
Due to affiliates                                  44,376          124,148
Other liabilities (principally security
  deposits)                                       288,363          289,249
Mortgage notes payable                         10,419,008       11,316,222
                                             -------------   --------------
    Total liabilities                          11,287,508       12,476,732
                                             -------------   --------------
Limited Partners' capital (429,606
  Interests issued and outstanding)            53,167,282       60,358,770

Less Interests held by Early Investment
  Incentive Fund (34,915 in 1995 and
  28,983 in 1994)                              (8,613,130)      (7,881,421)
                                             -------------   --------------
                                               44,554,152       52,477,349
General Partner's deficit                      (3,562,031)      (3,483,492)
                                             -------------   --------------
    Total partners' capital                    40,992,121       48,993,857
                                             -------------   --------------
                                             $ 52,279,629    $  61,470,589
                                             =============   ==============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1995, 1994, and 1993

                                  Partners' Capital (Deficit) Accounts
                              -------------- -------------- --------------
                                                 General        Limited
                                   Total         Partner        Partners
                              -------------- -------------- --------------

Balance at December 31, 1992  $  56,303,546  $  (3,696,239) $  59,999,785

Repurchase of 3,167 Limited
  Partnership Interests            (440,264)                     (440,264)
Cash distributions (A)           (6,862,985)       (62,651)    (6,800,334)
Net income for the year
  ended December 31, 1993         2,885,608        216,421      2,669,187
                              -------------- -------------- --------------
Balance at December 31, 1993     51,885,905     (3,542,469)    55,428,374

Repurchase of 3,206 Limited
  Partnership Interests            (439,439)                     (439,439)
Cash distributions (A)           (5,864,361)      (196,904)    (5,667,457)
Net income for the year
  ended December 31, 1994         3,411,752        255,881      3,155,871
                              -------------- -------------- --------------
Balance at December 31, 1994     48,993,857     (3,483,492)    52,477,349

Repurchase of 5,932 Limited
  Partnership Interests            (731,709)                     (731,709)
Cash distributions (A)           (8,609,565)      (179,004)    (8,430,561)
Net income for the year
  ended December 31, 1995         1,339,538        100,465      1,239,073
                              -------------- -------------- --------------
Balance at December 31, 1995  $  40,992,121  $  (3,562,031) $  44,554,152
                              ============== ============== ==============


(A) Summary of cash distributions paid per Limited Partnership Interest:

                                    1995           1994           1993
                              -------------- -------------- --------------

First Quarter                 $        1.50  $        5.00  $        1.75
Second Quarter                         1.50           6.05           5.00
Third Quarter                         13.24           1.50           5.00
Fourth Quarter                         4.89           1.50           5.00



The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994, and 1993


                                    1995           1994           1993
                              -------------- -------------- --------------
Income:
  Interest on loans
    receivable                $     195,982  $     756,808  $   3,241,345
  Less interest on loans
    payable - underlying
    mortgages                                                     666,718
                              -------------- -------------- --------------
  Net interest income on
    loans receivable                195,982        756,808      2,574,627

  Income from operations of
    real estate held for
    sale                          1,852,555      1,885,863        374,948
  Participation in income
    (loss) of joint
    venture with
    affiliates                      425,111        324,624        (32,660)
  Participation income                6,636                       849,169
  Interest on short-term
    investments                     564,388        578,843        471,235
  Recovery of losses on loans                                   1,277,805
  Other income                      710,155
                              -------------- -------------- --------------
      Total income                3,754,827      3,546,138      5,515,124
                              -------------- -------------- --------------
Expenses:
  Provision for potential
    losses on loans and real
    estate                        1,414,270                     1,277,805
  Administrative                  1,001,019      1,304,932      1,475,750
                              -------------- -------------- --------------
      Total expenses              2,415,289      1,304,932      2,753,555
                              -------------- -------------- --------------
Income before net gain on
  sales of real estate            1,339,538      2,241,206      2,761,569
Net gain on sales of real
  estate                                         1,170,546        124,039
                              -------------- -------------- --------------
Net income                    $   1,339,538  $   3,411,752  $   2,885,608
                              ============== ============== ==============

Net income allocated to
  General Partner             $     100,465  $     255,881  $     216,421
                              ============== ============== ==============
Net income allocated to
  Limited Partners            $   1,239,073  $   3,155,871  $   2,669,187
                              ============== ============== ==============
Net income per average
  number of Limited
  Partnership interests
  outstanding (399,267,
  402,745 and 405,785 for
  the years ended December
  31, 1995, 1994 and 1993,
  respectively)               $        3.10  $        7.84  $        6.58
                              ============== ============== ==============



The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994, and 1993


                                   1995           1994           1993
                              --------------   ------------   ------------
Operating activities:
  Net income                  $   1,339,538  $   3,411,752  $   2,885,608
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Net gain on sales of
        real estate                             (1,170,546)      (124,039)
      Participation in
        (income) loss of
        joint venture with
        affiliates                 (425,111)      (324,624)        32,660
      Recovery of losses on
        loans                                                  (1,277,805)
      Provision for
        potential losses on
        loans and real estate     1,414,270                     1,277,805
      Accrued interest
        income due at
        maturity                                                 (152,718)
      Collection of accrued
        interest income due
        at maturity                                             1,015,000
      Amortization of
        deferred expenses            22,528         22,528         13,530
      Net change in:
        Escrow deposits             (89,988)       107,671       (132,721)
        Escrow deposits -
          restricted                               232,452       (228,203)
        Accounts and accrued
          interest receivable      (130,992)       414,510         32,380
        Prepaid expenses           (124,917)
        Other assets                                78,538         (9,812)
        Accounts and accrued
          real estate taxes
          payable                  (211,352)        19,696       (446,122)
        Due to affiliates           (79,772)        37,403         14,857
        Other liabilities              (886)      (255,976)        50,049
                              --------------   ------------   ------------
  Net cash provided by
    operating activities          1,713,318      2,573,404      2,950,469
                              --------------   ------------   ------------



The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994, and 1993
                                  (Continued)

                                    1995           1994           1993
                              -------------- -------------- --------------
Investing activities:
  Capital contributions to
    joint venture with
    affiliates                               $     (19,473) $    (127,990)
  Distributions from joint
    venture with affiliates   $     311,731        324,937         24,271
  Collection of principal
    payments on loans
    receivable                    1,059,040        107,207      6,110,965
  Additions to real estate         (143,008)      (150,000)      (170,502)
  Proceeds from sales of
    real estate                                  3,250,000      5,870,000
  Costs incurred in
    connection with sales
    of real estate                                (244,360)      (371,962)
  Costs incurred in
    connection with real
    estate acquired through
    foreclosure                    (375,000)      (350,174)
                              -------------- -------------- --------------
Net cash provided by
  investing activities              852,763      2,918,137     11,334,782
                              -------------- -------------- --------------
Financing activities:
  Distributions to Limited
    Partners                     (8,430,561)    (5,667,457)    (6,800,334)
  Distributions to General
    Partner                        (179,004)      (196,904)       (62,651)
  Change in cash and cash
    equivalents - Early
    Investment Incentive
    Fund                              9,317        121,431       (102,611)
  Repurchase of Limited
    Partnership Interests          (731,709)      (439,439)      (440,264)
  Principal payments on
    underlying loans payable                                     (229,227)
  Repayment of underlying
    loan payable                                               (1,970,263)
  Principal payments on
    mortgage notes payable         (278,530)      (255,365)      (199,351)
  Proceeds from mortgage
    note refinancings                                           6,331,013
  Repayment of mortgage
    notes payable                  (618,684)    (2,838,473)    (8,963,704)
  Funding of capital
    improvement escrows                                        (1,309,675)
  Release of capital
    improvement escrows              23,060        727,995        100,650

  Payment of deferred
    expenses                                                     (182,693)
                              -------------- -------------- --------------
  Net cash used in financing
    activities                  (10,206,111)    (8,548,212)   (13,829,110)
                              -------------- -------------- --------------
Net change in cash and cash
  equivalents                    (7,640,030)    (3,056,671)       456,141
Cash and cash equivalents at
  beginning of year              11,860,415     14,917,086     14,460,945
                              -------------- -------------- --------------
Cash and cash equivalents
  at end of year              $   4,220,385  $  11,860,415     14,917,086
                              ============== ============== ==============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Pension Investors-IV (the "Partnership") is engaged principally in the operation of residential and retail real estate, and, to a lesser extent, investment in first mortgage loans located in various markets within the United States.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Income on loans is recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest is discontinued when a loan becomes ninety days contractually delinquent or sooner when, in the opinion of the Partnership's management, an impairment has occurred in the value of the collateral property securing the loan. Income on non-accrual loans or loans which are otherwise not performing in accordance with their terms is recorded on a cash basis.

Various loan agreements provided for participation by the Partnership in increases in value of the collateral property when the loan was repaid or refinanced. In addition, certain loan agreements allow the Partnership to receive a percentage of rental income exceeding a base amount. Participation income is reflected in the accompanying Statements of Income and Expenses when received.

Income from operations of real estate owned and held for sale is reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

(c) Loan losses on mortgage notes receivable are charged to income and an allowance account is established when the General Partner believes the loan balance will not be recovered. The General Partner assesses the collectibility of each loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan. Upon foreclosure, the loan net of the allowance is transferred to real estate held for sale after the fair value of the property, less costs of disposal is assessed. Upon the transfer to real estate held for sale, a new basis in the property is established.

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), ("Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of"). Under SFAS 121, the General Partner periodically assesses, but not less than on an annual basis, the fair value of its real estate properties held for sale. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return or by applying a discounted cash flow analysis both of which consider economic and demographic conditions in the market. Changes in the property's fair value is recorded by an adjustment to the property allowance account and is recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value is determined. The General Partner considers the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Under certain circumstances, the Partnership has accepted promissory notes in satisfaction of a borrower's obligations for certain fees upon prepayment of a loan as required by the loan agreement. These fees include, among other things, prepayment premiums and participations in the borrower's equity in the collateral property. The Partnership's policy is to record such income on a cash basis as payments required under the terms of the promissory notes are received.

(e) Investment in joint venture with affiliates represents the Partnership's 15.37% interest, under the equity method of accounting, in a joint venture with affiliated partnerships. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(f) Deferred expenses consist of financing fees which are amortized over the terms of the respective agreements.

(g) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income includes reimbursements from operating costs such as real estate taxes maintenance and insurance and is recognized as revenue in the period the applicable costs are incurrred.

(h) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(i) The Partnership records repurchases of Interests by the Early Investment Incentive Fund as a reduction of Partners' Capital (see Note 3 of Notes to Financial Statements). Cash and cash equivalents not yet utilized to repurchase Interests, but which are part of the Early Investment Incentive Fund, are classified as restricted assets of the Partnership.

(j) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash and cash equivalents are held or invested primarily by one issuer of commercial paper.

(k) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(l) Several reclassifications have been made to the previously reported 1994 and 1993 financial statements to conform with the classifications used in 1995 including a reclassification of mortgage servicing fees to administrative expenses. These reclassifications have not changed the 1994 or 1993 results.

3. Partnership Agreement:

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

Amounts placed in the Fund may, at the sole discretion of the General Partner and subject to certain limitations as set forth in the Partnership Agreement, be used to repurchase Interests from existing Limited Partners. During 1995, the Fund repurchased 5,932 Interests at a cost of $731,709. All repurchases of Interests have been made at 90% of the then current valuation of such Limited Partnership Interests at the previous quarter end less any distributions made after the previous quarter end. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests are paid to the Fund. To the extent that amounts in the Fund are not utilized to repurchase Interests, such amounts are invested in short-term interest-bearing instruments with interest thereon being earned by the Fund.

4. Investment in Loans Receivable:

The Stonehaven South Apartments loan receivable had a balance of $1,657,786 and $1,789,746 at December 31, 1995 and 1994, respectively. Current monthly payments of $20,041 are due representing an interest rate of 11.25%. The loan matures in 1997. This loan has been classified as non-accrual at December 31, 1995 and 1994 due to the borrower's noncompliance with the original terms of the loan agreement.

The Colonial Coach Mobile Home Park loan receivable which was funded by the Partnership and an affiliate (together, the "Participants") had a balance of $1,247,350 at December 31, 1994. The Partnership participated ratably in approximately 12% of the loan amount and interest income. The loan was scheduled to mature in July 1998; however, in September 1995, the borrower prepaid this $1,247,350 loan at a discount due to the diminished value of the property. The Partnership received $927,080 as its share of the proceeds which represented a portion of the funds advanced on the loan. The Partnership wrote-off the remaining balance of $320,270 against the previously established allowance for potential loan losses.

The Stonehaven South Apartments loan receivable, due to its non-accrual status, and the Colonial Coach Mobile Home Park loan receivable, due to the restructuring of its monetary terms prior to its prepayment, are hereinafter referred to as impaired loans. The impaired loans totaled $1,657,786 and $3,037,096 at December 31, 1995 and 1994, respectively. The impaired loan of $1,657,786 had no allowance for losses in 1995. The impaired loan of $1,247,350 had a related allowance for losses of $250,000 in 1994 and the impaired loan of $1,789,746 had no allowance for losses in 1994.

Interest income relating to impaired loans would have been approximately $461,000 in 1995, $505,000 in 1994 and $505,000 in 1993. Net interest income from impaired loans included in the accompanying Statements of Income and Expenses amounted to approximately $164,000 in 1995 ($176,000 cash basis), $203,000 (cash basis and accrual basis) in 1994 and $227,000 in 1993.

The average recorded investments in impaired loans during the years ended December 31, 1995 and December 31, 1994 were approximately $2,347,441 and $3,090,700, respectively.

5. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1995 is described in the table below:
                                     1995         1994          1993
                                ------------  -----------    -----------
Loans:
 Balance at beginning of
  year                          $    250,000   $  250,000   $ 1,527,805
 Provision charged to
  income                              70,270         None          None
 Recovery of provision
  previously charged to income          None         None   ( 1,277,805)
 Direct write-off of losses
  against allowance                 (320,270)        None          None
                                ------------  -----------    -----------
   Balance at the end of
    the year                            None  $   250,000   $   250,000
                                ============  ===========   ===========
Real Estate Held for Sale:
 Balance at beginning of
  year                          $  1,277,805  $ 1,277,805          None
 Provision charged to
  income                           1,344,000         None   $ 1,277,805

                                ------------  -----------   -----------
  Balance at the end of
   the year                     $  2,621,805  $ 1,277,805   $ 1,277,805
                                ============  ===========   ===========

6. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1995 and 1994 consisted of the following:

                    Carrying    Carrying
                   Amount of   Amount of  Current  Current   Final   Estimated
                    Notes at    Notes at  Monthly  Interest Maturity  Balloon
    Property        12/31/95    12/31/94  Payments  Rate      Date    Payment
- ----------------    --------    --------  -------- -------- -------   -------
Apartment Complexes:
Colony             $3,404,764  $3,428,771  $23,363   7.50%    2028         None
Palm View           2,806,520   2,831,112   22,118   8.54     1998   $2,740,000

Shopping Centers:
North Kent Mall     2,149,142   2,355,703   35,126   9.50     1996    2,073,000
                      823,767     847,137    9,617  11.00     2010         None
Glendale Fashion
  Center            1,234,815   1,234,815    9,261   9.00     1999    1,235,000
                                  618,684(A)
                  ----------- -----------
Total             $10,419,008 $11,316,222
                  =========== ===========

(A) This loan was repaid in December 1995.

All of Partnership's mortgage loans described above require current monthly payments of principal and interest, except for the Glendale Fashion Center mortgage loan which requires interest only payments. Real estate held for sale with an aggregate carrying value of $25,069,383 at December 31, 1995 was pledged as collateral for repayment of mortgage loans.

Future annual maturities of the above mortgage loans payable during each of the next five years are approximately as follows:

                         1996           $2,228,000
                         1997               86,000
                         1998            2,813,000
                         1999            1,303,000
                         2000               75,000

During the years ended December 31, 1995, 1994 and 1993, the Partnership incurred interest expense on the mortgage loans payable of $1,093,543, $1,038,164, and $1,157,238, respectively, and paid interest of $1,087,644,
$1,046,137, and $1,157,238, respectively.

7. Investment in Joint Venture with Affiliates:

In February 1991, the Partnership and three affiliates (the "Participants") acquired title to the Perimeter 400 Center Office Building. Profits and losses, and all capital contributions and distributions are allocated in accordance with the Participants' original funding percentages. The Partnership's sharing percentage is 15.37%. During 1995, the Partnership recognized $102,211 as its share of the recovery of a provision related to the change in the estimate of the fair value of this property which was recognized in 1993. The recovery and the loss are included in the Partnership's participation in income (loss) of joint venture with affiliates in 1995 and

1993, respectively. In addition, during 1995, 1994 and 1993, the Partnership received distributions from this joint venture totaling $311,731, $324,937, and $24,271, respectively. The Partnership also made contributions of $19,473 and $127,990 to this joint venture during 1994 and 1993, respectively.

The following information has been summarized from the financial statements of the joint venture:
                            1995
                         -----------
    Net investment in
      real estate as
      of December 31    $26,541,734
    Total liabilities
      as of December 31     151,526
    Total income          5,210,146
    Net income before
      recovery (provision) 2,100,844
    Recovery (provision)
     for potential loss     665,000
    Net income (loss)     2,765,844

8. Real Estate Held For Sale:

The Partnership acquired the North Kent Mall and the Glendale Fashion Center through foreclosure in 1994. These properties were classified as real estate held for sale at December 31, 1993. The Partnership recorded the costs of the properties at $15,849,638 in 1993. These amounts represented the outstanding loan balances plus any accrued interest receivable. The Partnership increased the bases of the properties by $375,000 and $350,265 during 1995 and 1994, respectively, and decreased the bases by $45,552 during 1993 for certain other receivables, liabilities, escrows, and costs recognized or incurred in connection with the foreclosure. At the date of each foreclosure, the property was transferred to real estate held for sale at its fair value, net of allowances previously recorded.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                          ---------------  ---------------  ---------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees   $ 9,339 $   583 $ 16,438 $   843 $  51,587 $ 3,308
Property management fees     None    None  317,614    None   373,246  30,443
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             75,855   7,116   86,815  34,741   74,940   6,193
    Data processing        42,577   3,774   79,203  18,189  117,237  32,116
    Investor communica-
      tion                 10,492    None   36,365  14,990   20,027   1,655
    Legal                  28,085   3,408   10,532   4,341   17,258   1,426
    Portfolio management  178,478  29,487  100,282  39,124  112,764  10,458
    Other                  18,426       8   28,919  11,920   13,867   1,146

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $62,243, $115,474, and $57,566 for 1995, 1994 and 1993,
respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed six of the Partnership's properties until the affiliate was sold to a third party in November 1994.

10. Management Agreements:

As of December 31, 1995, all of the properties owned by the Partnership are under management agreements with third-party management companies. These management agreements provide for annual fees of 5% of gross operating receipts for residential properties and 3% to 6% of gross operating receipts for commercial properties.

11. Real Estate Sales:

The Partnership sold the Republic Park Office Building during 1994, and the Shadows Apartments, 240 E. Ontario Office Building and the land related to the University Office Building during 1993 in separate all cash sales aggregating $3,250,000 and $5,870,000, respectively. From the proceeds of the sales, the Partnership paid $976,572 and $1,247,224 in full satisfaction of the Shadows and 240 E. Ontario first mortgage loans, respectively. The Republic Park Office Building did not have underlying debt. The bases of the properties sold during 1994 and 1993 totaled $1,835,094 and $5,374,000, respectively. For financial statement purposes, the Partnership recognized net gains of $1,170,546 and $124,039 from the sales of real estate during 1994 and 1993, respectively.

12. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accruacy of disclosures of information concerning the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. While a plaintiff class has been certified, no determination of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership. Management of each of the defendants believes that they have meritorious defenses to contest the claims.

13. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts and accrued interest payable approximates fair value.

The fair value for the Partnership's investment in loan receivable is $2,300,000. The carrying value is $1,657,786.

Mortgage notes payable: Based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

The fair value for the Partnership's investments in loans receivable and mortgage notes payable was estimated using discounted cash flow analyses. The discount rates were based upon rates at the end of 1995 comparable to those the Partnership could receive or charge in the commercial real estate lending market with terms and maturities comparable to the Partnership's loans receivable and mortgage notes it presently holds.

14. Subsequent Event:

In January 1996, the Partnership made a distribution of $429,606 to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Cash Flow of $1.00 per Interest for the fourth quarter of 1995.