Form 10-Q
period 1996-03-31
BALCOR PENSION INVESTORS IV
filed 1996-05-14
CIK 709329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                  1996            1995
                                             -------------   -------------
Cash and cash equivalents                    $  4,185,709    $  4,220,385
Cash and cash equivalents - Early
  Investment Incentive Fund                       198,027         148,230
Escrow deposits                                   882,532         838,807
Accounts and accrued interest receivable           72,155         230,107
Prepaid expenses                                   50,420         144,818
Deferred expenses, net of accumulated
  amortization of $64,218 in 1996 and
  $58,586 in 1995                                 118,475         124,107
                                             -------------   -------------
                                                5,507,318       5,706,454
                                             -------------   -------------
Investment in loan receivable - first
  mortgage                                      1,623,427       1,657,786

Real estate held for sale (net of allowance
  of $2,621,805 in 1996 and 1995)              40,867,001      40,692,114

Investment in joint venture with affiliates     4,302,263       4,223,275
                                             -------------   -------------
                                               46,792,691      46,573,175
                                             -------------   -------------
                                             $ 52,300,009    $ 52,279,629
                                             =============   =============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued real estate taxes
  payable                                    $    624,982    $    535,761
Due to affiliates                                  60,469          44,376
Other liabilities (principally security
  deposits)                                       323,949         288,363
Mortgage notes payable                         10,345,217      10,419,008
                                             -------------   -------------
    Total liabilities                          11,354,617      11,287,508
                                             -------------   -------------
Limited Partners' capital (429,606
  Interests issued and outstanding)            53,127,572      53,167,282

Less Interests held by Early Investment
  Incentive Fund (34,915 in 1996 and 1995)     (8,613,130)     (8,613,130)
                                             -------------   -------------
                                               44,514,442      44,554,152
General Partner's deficit                      (3,569,050)     (3,562,031)
                                             -------------   -------------

    Total partners' capital                    40,945,392      40,992,121
                                             -------------   -------------
                                             $ 52,300,009    $ 52,279,629
                                             =============   =============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)


                                                  1996            1995
                                             -------------   -------------
Income:
  Interest on loans receivable               $     31,405    $     49,142
  Income from operations of real estate
    held for sale                                 374,936         655,888
  Participation in income of joint
    venture with affiliates                        80,728          78,179
  Interest on short-term investments               53,366         181,250
                                             -------------   -------------
      Total income                                540,435         964,459
                                             -------------   -------------
Expenses:
  Administrative                                  156,672         235,824
                                             -------------   -------------
      Total expenses                              156,672         235,824
                                             -------------   -------------
Net income                                   $    383,763    $    728,635
                                             =============   =============
Net income allocated to General Partner      $     28,782    $     54,648
                                             =============   =============
Net income allocated to Limited Partners     $    354,981    $    673,987
                                             =============   =============
Net income per average number of Limited
  Partnership interests outstanding
  (394,691 in 1996 and 400,623 in 1995)      $        .90    $       1.68
                                             =============   =============
Distribution to General Partner              $     35,801    $     53,701
                                             =============   =============
Distribution to Limited Partners             $    394,691    $    600,934
                                             =============   =============
Distribution per Limited Partnership
  Interest                                   $       1.00    $       1.50
                                             =============   =============














The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                                  1996            1995
                                             -------------   -------------
Operating activities:
  Net income                                 $    383,763    $    728,635
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Participation in income of joint
        venture with affiliates                   (80,728)        (78,179)
      Amortization of deferred expenses             5,632           5,632
      Net change in:
        Escrow deposits                           (43,725)        (69,411)
        Accounts and accrued interest
          receivable                              157,952         (71,532)
        Prepaid expenses                           94,398
        Accounts and accrued real estate
          taxes payable                            89,221         (46,835)
        Due to affiliates                          16,093          54,846
        Other liabilities                          35,586            (963)
                                             -------------   -------------
  Net cash provided by operating activities       658,192         522,193
                                             -------------   -------------
Investing activities:
  Collection of principal payments on
    loan receivable                                34,359          31,111
  Distribution from joint venture
    with affiliates                                 1,740
  Additions to real estate                       (174,887)        (99,148)
  Costs incurred in connection with real
    estate acquired through foreclosure                          (375,000)
                                             -------------   -------------
  Net cash used in investing activities          (138,788)       (443,037)
                                             -------------   -------------
Financing activities:
  Distribution to Limited Partners               (394,691)       (600,934)
  Distribution to General Partner                 (35,801)        (53,701)
  Change in cash and cash equivalents -
    Early Investment Incentive Fund               (49,797)        (64,161)
  Principal payments on mortgage notes
    payable                                       (73,791)        (67,216)
  Release of capital improvement escrows                           23,060
                                             -------------   -------------
  Net cash used in financing activities          (554,080)       (762,952)
                                             -------------   -------------
Net change in cash and cash equivalents           (34,676)       (683,796)
Cash and cash equivalents at beginning
  of year                                       4,220,385      11,860,415
                                             -------------   -------------
Cash and cash equivalents at end of period   $  4,185,709    $ 11,176,619
                                             =============   =============
The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1995 statements to provide comparability to the 1996 statements. This reclassification has not changed the 1995 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996 and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable of $240,111 and $250,089 and paid interest expense of $240,374 and $250,089, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1996 are:

                                           Paid       Payable
                                         ----------   --------

   Mortgage servicing fees                  $1,750   $    583
   Reimbursement of expenses to
     the General Partner, at cost           26,624     59,886

4. Investment in Joint Venture with Affiliates:

The Partnership owns a 15.37% joint venture interest in Perimeter 400 Center Office Building. The following information has been summarized from the financial statements of the joint venture:

                                                              1996
                                                          ___________

   Net investment in real estate as of March 31           $26,541,734
   Total liabilities as of March 31                           304,741
   Total income                                             1,336,606
   Net income                                                 525,232

5. Subsequent Event:

In April 1996, the Partnership made a distribution of $429,606 to the holders of Limited Partnership Interests which represents a regular quarterly distribution of available Cash Flow of $1.00 per Interest for the first quarter of 1996.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-IV (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, make other junior mortgage loans and first mortgage loans. The Partnership raised $214,803,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-eight loans. As of March 31, 1996 there is one loan outstanding in the Partnership's portfolio. In addition, the Partnership is operating seven properties held for sale and holds a minority joint venture interest in one property.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

Property operations decreased at the Glendale Fashion Center and North Kent Mall, which was the primary reason for the decrease in net income during the quarter ended March 31, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

The prepayment of the Colonial Coach Mobile Home Park loan in September 1995 resulted in a decrease in net interest income on loans receivable during 1996 as compared to 1995.

The Partnership's remaining loan collateralized by the Stonehaven South Apartments is on non-accrual status at March 31, 1996. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. The funds advanced by the Partnership for this non-accrual loan are approximately $2,800,000, representing approximately 1.46% of original funds advanced. During 1996, the Partnership received cash payments of interest income of approximately $27,000 on this loan. Under the terms of the original loan agreement, the Partnership would have received approximately $94,000 of interest income.

Provisions are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize any provisions for potential losses related to its loan or real estate held for sale during the quarters ended March 31, 1996 and 1995.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At March 31, 1996, the Partnership was operating seven properties. Original funds advanced by the Partnership total approximately $30,200,000 for these seven properties. Rental and service income decreased at the Glendale Fashion Center due to the termination of certain tenants' leases during 1995 in an effort to prepare the property for sale as a redevelopment project. In addition, rental and service income decreased at the North Kent Mall as a result of decreased occupancy and lower expense reimbursements and percentage rents collected from newly executed leases. These events resulted in a decrease in income from real estate held for sale during 1996 as compared to 1995.

Lower average cash balances were available for investment due to the payment of special distributions to Limited Partners in July and October 1995 of proceeds received in connection with prior loan repayments and property sales. This resulted in a decrease in interest income on short-term investments during 1996 as compared to 1995.

Decreased third party professional fees was the primary reason administrative expenses decreased during 1996 as compared to 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased by approximately $35,000 as of March 31, 1996 when compared to December 31, 1995. The Partnership received cash flow of approximately $658,000 from its operating activities, primarily from interest income earned on its investment in loans receivable and short-term interest bearing instruments and cash flow generated by the Partnership's properties held for sale, net of administrative expenses. The Partnership used cash of approximately $139,000 for investing activities relating primarily to the completion of roof repairs at the North Kent Mall. The Partnership also used cash to fund its financing activities which consisted primarily of the payment of distributions to the Partners totaling approximately $430,000 and the payment of principal of approximately $74,000 on the mortgage notes payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments, if applicable. The Del Lago, Pelican Pointe and Regency Club apartment complexes do not have underlying debt. During each of the quarters ended March 31, 1996 and 1995, six of the Partnership's seven properties generated positive cash flow and the Glendale Fashion Center operated at a significant cash flow deficit. However, significant leasing costs were incurred at North Kent Mall in order to lease vacant space and renew existing tenant leases which were scheduled to expire during 1996. These costs were not included in classifying the cash flow performance of the Mall since they are non-recurring expenditures. Had these costs been included, North Kent Mall would have operated at a significant deficit during 1996. The Perimeter 400 Office Building, a property in which the Partnership holds a minority joint venture interest, also generated positive cash flow during 1996 and 1995.

As of March 31, 1996, the occupancy rates of the Partnership's residential properties ranged from 93% to 100% except for the Del Lago Apartments which had an occupancy rate of 88%. The current occupancy level of North Kent Mall is 47%. After reviewing current market conditions, the General Partner determined that it is in the best interest of the Partnership to sell the North Kent Mall. Upon completion of the capital expenditure and leasing program which was started in 1995, the property will be marketed for sale. The Glendale Fashion Center is currently vacant due to the Partnership's strategy to market the property for sale in 1996 as a redevelopment project. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

As previously reported, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. Currently, the Partnership is preparing to market the residential properties in its portfolio for sale. As mentioned above, the Partnership is preparing to market the Glendale Fashion Center and North Kent Mall for sale. Additionally, the General Partner will explore the sale of the commercial property in which it holds a minority joint venture interest over the next year if market conditions are favorable. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property. In addition, the General Partner considers capital factors and Partnership administrative costs as it pertains to Partnership performance.

In April 1996, an unaffiliated third party initiated discussions with the General Partner for a potential sale of all of the remaining properties and the remaining loan of the Partnership. These discussions are preliminary in nature and as of this time, there is no agreement between the parties as to contract terms. There can be no assurances that the General Partner will continue negotiations with this third party. Such a sale of all of the Partnership's assets will be contingent upon, among other things, the approval of a majority of the outstanding Interests, as required by the Partnership Agreement. Therefore, even if negotiations continue and a mutually acceptable contract is agreed upon, there can be no assurances that a sale will ultimately be consummated.

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

Certain of the Partnership's properties held for sale are owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The Partnership has only one loan maturing within the next two years, a mortgage loan of approximately $2,073,000 collateralized by the North Kent Mall. The Partnership is currently negotiating an extension of the maturity of the mortgage loan as well as preparing to market the property for sale to satisfy the obligation.

In April 1996, the Partnership paid a distribution of $429,606 ($1.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow for the first quarter of 1996. The level of the regular quarterly distribution is consistent with the amount distributed for the fourth quarter of 1995. Including the April 1996 distribution, Limited Partners have received cash distributions totaling $574.23 per $500 Interest. Of this amount, $323.10 represents Cash Flow from operations and $251.13 represents a return of Original Capital. In April 1996, the Partnership also paid $35,801 to the General Partner as its distributive share of Cash Flow distributed for the first quarter of 1996 and made a contribution to the Early Investment Incentive Fund of $11,934.

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

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
- ---------------------------

Paul Williams, et al. vs. Balcor Pension Investors, et al.
- ----------------------------------------------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726 (U.S. District Court, Northern District of Illinois). The Partnership, the General Partner, seven affiliated limited partnerships and other affiliates are the defendants. In July 1994, the Court granted plaintiffs' motion certifying a class relating to Federal securities fraud claims. The Court approved the Notice of Class Action in August 1995 which was sent to potential members of the class in September 1995. Settlement discussions among the parties are currently on-going but no final settlement has been reached. There can be no assurance, however, that such settlement discussions will ultimately be successful.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  (3) Exhibits:

(4)  Form of Confirmation regarding Interests in the Registrant set forth as
Exhibit 4 to the Registrant's Report on Form 10-Q for the quarter ended
June 30, 1992 (Commission File No. 0-11699) is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ended March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended March 31, 1996.

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



Date:  May 14, 1996
      ----------------------------