Form 10-Q
period 1996-06-30
BALCOR PENSION INVESTORS IV
filed 1996-08-19
CIK 709329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                1996            1995
                                            --------------  --------------
Cash and cash equivalents                   $   3,653,308   $   4,220,385
Cash and cash equivalents - Early
  Investment Incentive Fund                        99,474         148,230
Escrow deposits                                   866,363         838,807
Accounts and accrued interest receivable           13,735         230,107
Prepaid expenses                                  336,279         144,818
Deferred expenses, net of accumulated
  amortization of $69,851 in 1996 and
  $58,586 in 1995                                 112,842         124,107
                                            --------------  --------------
                                                5,082,001       5,706,454
                                            --------------  --------------
Investment in loan receivable - first
  mortgage                                      1,588,691       1,657,786
Real estate held for sale (net of allowance
  of $4,621,805 in 1996 and $2,621,805
  in 1995)                                     39,070,142      40,692,114
Investment in joint venture with affiliates     4,319,009       4,223,275
                                            --------------  --------------
                                               44,977,842      46,573,175
                                            --------------  --------------
                                            $  50,059,843   $  52,279,629
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued real estate taxes
  payable                                   $     731,999   $     535,761
Due to affiliates                                  63,644          44,376
Other liabilities (principally security
  deposits)                                       313,233         288,363
Mortgage notes payable                         10,168,095      10,419,008
                                            --------------  --------------
    Total liabilities                          11,276,971      11,287,508
                                            --------------  --------------
Limited Partners' capital (429,606
  Interests issued and outstanding)            51,267,546      53,167,282
Less Interests held by Early Investment
  Incentive Fund (36,161 in 1996 and
  34,915 in 1995)                              (8,761,012)     (8,613,130)
                                            --------------  --------------
                                               42,506,534      44,554,152
General Partner's deficit                      (3,723,662)     (3,562,031)
                                            --------------  --------------
    Total partners' capital                    38,782,872      40,992,121
                                            --------------  --------------
                                            $  50,059,843   $  52,279,629
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)


                                                1996            1995
                                                              (Restated)
                                            --------------  --------------
Income:
  Interest on loans receivable              $      84,570   $      99,331
  Income from operations of real estate
    held for sale                                 991,508       1,123,185
  Participation in income of joint
    venture with affiliates                       200,943         224,451
  Interest on short-term investments              105,849         354,225
  Other income                                                    710,155
                                            --------------  --------------
      Total income                              1,382,870       2,511,347
                                            --------------  --------------
Expenses:
  Provision for potential losses on
    real estate                                 2,000,000
  Administrative                                  583,253         537,424
                                            --------------  --------------
      Total expenses                            2,583,253         537,424
                                            --------------  --------------
Net (loss) income                           $  (1,200,383)  $   1,973,923
                                            ==============  ==============
Net (loss) income allocated to General
  Partner                                   $     (90,029)  $     148,044
                                            ==============  ==============
Net (loss) income allocated to Limited
  Partners                                  $  (1,110,354)  $   1,825,879
                                            ==============  ==============
Net (loss) income per average number of
  Limited Partnership Interests outstanding
  (394,684 in 1996 and 400,617 in 1995)     $       (2.81)  $        4.56
                                            ==============  ==============
Distributions to General Partner            $      71,602   $     107,402
                                            ==============  ==============
Distributions to Limited Partners           $     789,382   $   1,201,868
                                            ==============  ==============
Distributions per Limited Partnership
  Interest                                  $        2.00   $        3.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                1996            1995
                                                              (Restated)
                                            --------------  --------------
Income:
  Interest on loans receivable              $      53,165   $      50,189
  Income from operations of real estate
    held for sale                                 616,572         467,297
  Participation in income of joint
    venture with affiliates                       120,215         146,272
  Interest on short-term investments               52,483         172,975
  Other income                                                    710,155
                                            --------------  --------------
      Total income                                842,435       1,546,888
                                            --------------  --------------
Expenses:
  Provision for potential losses on
    real estate                                 2,000,000
  Administrative                                  426,581         301,600
                                            --------------  --------------
      Total expenses                            2,426,581         301,600
                                            --------------  --------------
Net (loss) income                           $  (1,584,146)  $   1,245,288
                                            ==============  ==============
Net (loss) income allocated to General
  Partner                                   $    (118,811)  $      93,396
                                            ==============  ==============
Net (loss) income allocated to Limited
  Partners                                  $  (1,465,335)  $   1,151,892
                                            ==============  ==============
Net (loss) income per average number of
  Limited Partnership Interests outstanding
  (394,684 in 1996 and 400,617 in 1995)     $       (3.71)  $        2.88
                                            ==============  ==============
Distributions to General Partner            $      35,801   $      53,701
                                            ==============  ==============
Distributions to Limited Partners           $     394,691   $     600,934
                                            ==============  ==============
Distributions per Limited Partnership
  Interest                                  $        1.00   $        1.50
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                1996            1995
                                                              (Restated)
                                            --------------  --------------
Operating activities:
  Net (loss) income                         $  (1,200,383)  $   1,973,923
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Participation in income of joint
        venture with affiliates                  (200,943)       (224,451)
      Provision for potential losses on
        real estate                             2,000,000
      Amortization of deferred expenses            11,265          11,264
      Net change in:
        Escrow deposits                           (27,556)       (197,911)
        Accounts and accrued interest
          receivable                              216,372            (818)
        Prepaid expenses                         (191,461)       (161,332)
        Accounts and accrued real estate
          taxes payable                           196,238         258,649
        Due to affiliates                          19,268        (106,720)
        Other liabilities                          24,870           6,903
                                            --------------  --------------
  Net cash provided by operating activities       847,670       1,559,507
                                            --------------  --------------
Investing activities:
  Collection of principal payments on
    loan receivable                                69,095          64,360
  Distributions from joint venture
    with affiliates                               105,209          84,508
  Additions to real estate                       (378,028)       (140,588)
  Costs incurred in connection with real
    estate acquired through foreclosure                          (375,000)
                                            --------------  --------------
  Net cash used in investing activities          (203,724)       (366,720)
                                            --------------  --------------
Financing activities:
  Distribution to Limited Partners               (789,382)     (1,201,868)
  Distribution to General Partner                 (71,602)       (107,402)
  Change in cash and cash equivalents -
    Early Investment Incentive Fund                48,756           7,743
  Repurchase of Limited Partnership
    Interests                                    (147,882)       (136,217)
  Principal payments on mortgage notes
    payable                                      (250,913)       (136,017)
  Release of capital improvement escrows                           23,060
                                            --------------  --------------
  Net cash used in financing activities        (1,211,023)     (1,550,701)
                                            --------------  --------------
Net change in cash and cash equivalents          (567,077)       (357,914)
Cash and cash equivalents at beginning
  of year                                       4,220,385      11,860,415
                                            --------------  --------------
Cash and cash equivalents at end of period  $   3,653,308   $  11,502,501
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1995 financial statements to conform with the classifications used in 1996. This reclassification has not changed the 1995 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996 and all such adjustments are of a normal and recurring nature.

2. Restatement:

In April 1995, the Partnership received insurance proceeds of $710,155 related to earthquake damage at the Glendale Fashion Center. The proceeds were used to reduce the basis of the property, which was consistent with the General Partner's strategy at that time to redevelop the Center. During the fourth quarter of 1995, the General Partner revised its strategy and decided to market the Center for sale as a redevelopment project. As a result, the receipt of insurance proceeds was recognized as other income at December 31,1995. Consequently, at June 30,1995, real estate held for sale, partners' capital and other income have been increased by $710,155 from amounts previously reported.

3. Interest Expense:

During the six months ended June 30, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable of $476,007 and $498,589 and paid interest expense of $476,428 and $498,589, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1996 are:


                                           Paid
                                   -----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Mortgage servicing fees           $   3,500    $  1,750    $    583
   Reimbursement of expenses to
     the General Partner, at cost      120,483      93,859      63,061

5. Investment in Joint Venture with Affiliates:

The Partnership owns a 15.37% joint venture interest in Perimeter 400 Center Office Building. The following information has been summarized from the financial statements of the joint venture:


                                                             1996
                                                          -----------
   Net investment in real estate as of June 30            $26,541,734

   Total liabilities as of June 30                            321,922
   Total income                                             2,890,131
   Net income                                               1,307,372

6. Contingency:

A proposed settlement has been reached with respect to the class action complaint, Paul Williams and Beverly Kennedy, et al v. Balcor Pension Investors, et al. between counsel for the Class and counsel for the defendants. A final hearing on the proposed settlement is expected to be held in November 1996. The General Partner does not believe that the proposed settlement will have a material adverse impact on the Partnership.

7. Subsequent Event:

In July 1996, the Partnership made a distribution of $429,606 to the holders of Limited Partnership Interests which represents a regular quarterly distribution of available Cash Flow of $1.00 per Interest for the second quarter of 1996.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-IV (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, make other junior mortgage loans and first mortgage loans. The Partnership raised $214,803,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-eight loans. As of June 30, 1996 there is one loan outstanding in the Partnership's portfolio. In addition, the Partnership is operating seven properties held for sale and holds a minority joint venture interest in one property.

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

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership recognized a provision for potential losses on real estate of $2,000,000 related to the North Kent Mall during the second quarter of 1996.
In addition, in April 1995, the Partnership received insurance proceeds of $710,155 related to the Glendale Fashion Center which were recognized as other income. These events were the primary reasons a net loss was recognized during the six months and quarter ended June 30, 1996 as compared to net income for the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995.

The prepayment of the Colonial Coach Mobile Home Park loan in September 1995 resulted in a decrease in net interest income on loans receivable during 1996 as compared to 1995. In addition, the final amount due from the settlement of the remaining balance of the Briarwood Apartments loan receivable was received and recognized as interest income during the second quarter of 1996. This partially offset the decrease for the six months and resulted in an increase in net interest income during the quarter ended June 30, 1996 as compared to the same period in 1995.

The loan collateralized by the Stonehaven South Apartments was on non-accrual status at June 30, 1996. This loan was subsequently prepaid in July 1996. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. The funds advanced by the Partnership for this non-accrual loan are approximately $2,800,000, representing approximately 1.46% of original funds advanced. During 1996, the Partnership received cash payments of interest income of approximately $60,000 on this loan. Under the terms of the original loan agreement, the Partnership would have received approximately $187,000 of interest income.

Provisions are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During the six months ended June 30, 1996 and 1995, the Partnership did not recognize any provisions for potential losses related to its loan. The Partnership recognized a provision of $2,000,000 related to the North Kent Mall during the six months ended June 30, 1996, to provide for the change in the estimate of the fair value of the property. The Partnership did not recognize any provisions for potential losses related to its real estate held for sale during the six months ended June 30, 1995.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At June 30, 1996, the Partnership was operating seven properties. The funds advanced for these seven properties by the Partnership total approximately $30,200,000, representing approximately 15.7% of the original funds advanced. Rental and service income decreased at the Glendale Fashion Center due to the termination of certain tenants' leases during 1995 in an effort to prepare the property for sale as a redevelopment project. In addition, electrical and plumbing repair projects are being completed at the Pelican Pointe Apartments during 1996. These events resulted in a decrease in income from real estate held for sale during the six months ended June 30, 1996 as compared to the same period in 1995. The timing of certain tenant related expenditures at the North Kent Mall resulted in an increase in income from real estate held for sale during the quarter ended June 30, 1996 as compared to the same period in 1995.

Participation in income of joint venture with affiliates represents the Partnership's 15.37% share of the operations from the Perimeter 400 Center Office Building. Higher leasing costs in 1996 resulted in a decrease in participation in income of joint venture with affiliates during 1996 as compared to 1995.

Lower average cash balances were available for investment due to the payment of special distributions to Limited Partners in July and October 1995 of proceeds received in connection with prior loan repayments and property sales. This resulted in a decrease in interest income on short-term investments during 1996 as compared to 1995.

In April 1995, the Partnership received insurance proceeds of $710,155 related to earthquake damage incurred at the Glendale Fashion Center which was recognized as other income.

The Partnership incurred legal, consulting, printing and postage costs in connection with its response to a tender offer and certain related litigation during the second quarter of 1996. As a result, administrative expenses increased during 1996 as compared to 1995. This increase was partially offset by lower accounting fees.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased by approximately $567,000 as of June 30, 1996 when compared to December 31, 1995. The Partnership received cash flow of approximately $848,000 from its operating activities, primarily from interest income earned on its investment in loans receivable and short-term interest bearing instruments and cash flow generated by the Partnership's properties held for sale, net of administrative expenses. The Partnership used cash of approximately $204,000 for investing activities relating primarily to the completion of a new roof and tenant improvements at the North Kent Mall. The Partnership also used cash of approximately $1,211,000 to fund its financing activities which consisted primarily of the payment of distributions to the Partners totaling approximately $861,000, the payment of principal of approximately $251,000 on the mortgage notes payable and repurchases of Limited Partnership Interests at a cost of approximately $148,000.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments, if applicable. The Del Lago, Pelican Pointe and Regency Club apartment complexes do not have underlying debt. During the six months ended June 30, 1996 and 1995, six of the Partnership's seven properties generated positive cash flow and the Glendale Fashion Center operated at a significant cash flow deficit. However, significant leasing costs were incurred at North Kent Mall in order to lease vacant space and renew existing tenant leases which were scheduled to expire during 1996. These costs were not included in classifying the cash flow performance of the Mall since they are non-recurring expenditures. Had these costs been included, the Mall would have operated at a significant deficit during 1996. The Perimeter 400 Office Building, a property in which the Partnership holds a minority joint venture interest, also generated positive cash flow during 1996 and 1995.

As of June 30, 1996, the occupancy rates of the Partnership's residential properties ranged from 91% to 99% except for the Colony Apartments which had an occupancy rate of 89%. The current occupancy level of North Kent Mall is 61%. After reviewing current market conditions, the General Partner determined that it is in the best interest of the Partnership to sell the North Kent Mall and therefore, is actively marketing the property for sale. The Glendale Fashion Center is currently vacant due to the Partnership's strategy to market the property for sale in 1996 as a redevelopment project. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. Currently, the Partnership has entered into a contract to sell the Regency Club Apartments for a sale price of $5,750,000. The Partnership is actively marketing its remaining residential properties for sale. The Partnership is also actively marketing the North Kent Mall and is preparing to market the Glendale Fashion Center. Additionally, the General Partner is exploring the sale of the commercial property in which it holds a minority joint venture interest. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property.

In April and June 1996, Cargill Financial Services and Heitman/JMB Advisory Corporation, two unaffiliated third parties, separately initiated discussions with the General Partner for a potential sale of all of the remaining properties and the remaining loan of the Partnership. These discussions did not result in any agreement of terms between the parties, and it is unlikely at this time that a sale of the Partnership's assets to either of them will be consummated. This will not affect the Partnership's strategy as described in the preceding paragraph.

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

In April 1984, the Partnership funded a second mortgage loan collateralized by the Stonehaven South Apartments in the amount of $2,800,000. In June 1990, the borrower of the loan filed for protection under the U.S. Bankruptcy Code and in June 1991, the Partnership and the borrower executed a loan modification agreement which was approved by the Bankruptcy Court in August 1991. Pursuant to the modification, approximately $2,100,000 of the principal amount of the loan was considered a secured claim. The remaining portion was considered an unsecured claim and was payable from the net proceeds received by the borrower, if any, upon the sale or refinancing of the property. In July 1996, the borrower paid $2,120,289 to the Partnership in full satisfaction of the secured portion of the loan and $250,000 in full satisfaction of the unsecured claim.

Certain of the Partnership's properties held for sale are owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The Partnership has only one loan maturing within the next two years, a mortgage loan of approximately $1,937,000 collateralized by the North Kent Mall. The Partnership negotiated an extension of the maturity of the mortgage loan from July 1996 to December 1996 and made a $100,000 principal payment on the loan as a condition of the extension. The Partnership is marketing the property for sale to satisfy the obligation.

In July 1996, the Partnership paid a distribution of $429,606 ($1.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow for the second quarter of 1996. The level of the regular quarterly distribution is consistent with the amount distributed for the first quarter of 1996. Including the July 1996 distribution, Limited Partners have received cash distributions totaling $575.23 per $500 Interest. Of this amount, $324.10 represents Cash Flow from operations and $251.13 represents a return of Original Capital. In July 1996, the Partnership also paid $35,801 to the General Partner as its distributive share of Cash Flow distributed for the second quarter of 1996 and made a contribution to the Early Investment Incentive Fund of $11,934.

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

During the six months ended June 30, 1996, the General Partner on behalf of the Partnership used amounts placed in the Early Investment Incentive Fund to repurchase 1,246 Interests from Limited Partners at a total cost of $147,882.

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

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

Williams class action
- ---------------------

With respect to the class action complaint, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al. (U.S. District Court, Northern District of Illinois, Case No.: 90 C 0726), the ongoing settlement discussions among the parties have resulted in a proposed settlement between counsel for the Class and counsel for defendants. A draft notice including a description of the terms of the proposed settlement is attached as Exhibit 99. A final hearing to determine the fairness, reasonableness and adequacy of the proposed settlement will be held on November 20, 1996 at 11:00 a.m. Copies of the proposed settlement agreement may be inspected at the office of the Clerk of the Court of the United States District Court for the Northern District of Illinois located at 219 South Dearborn, Chicago, Illinois 60604.

Proposed Class and Derivative Action Lawsuits
- ---------------------------------------------

On May 22, 1996, a proposed class and derivative action complaint was filed, Chipain vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 05299) (the "Chipain Case"), naming the General Partner and the general partners (together, the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together, with the Partnership, the "Affiliated Partnerships") as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

The Walton and Insignia Defendants filed motions to dismiss the complaint, which were granted on June 5, 1996. The plaintiffs filed an amended complaint, which all defendants then moved to dismiss. On June 18, 1996, the court dismissed the complaint in its entirety as to the Walton and Insignia Defendants and as to the Balcor Defendants on all counts on which dismissal was sought.

On June 14, 1996, a second proposed class and derivative action complaint was filed in Chancery Court, Dee vs. Walton Street Capital Acquisition II, LLC (Case No. 96 CH 06283) (the "Dee Case"). On July 1, 1996, a proposed class action complaint was filed in the same court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996. The same day, the plaintiffs in the Chipain Case withdrew their complaint. The Dee/Anderson Case names the Balcor Defendants, the Affiliated Partnerships, and the Walton and Insignia Defendants, as defendants. The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the General Partner's and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs request certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the Balcor Defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  (3) Exhibits:

(4)  Form of Confirmation regarding Interests in the Registrant set forth as
Exhibit 4 to the Registrant's Report on Form 10-Q for the quarter ended
June 30, 1992 (Commission File No. 0-11699) is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six months ended June 30, 1996 is attached hereto.

(99) Form of Notice of Proposed Class Action Settlement and Hearing relating to Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended June 30, 1996.

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



Date: August 14, 1996
      ----------------------------