Form 10-Q
period 1996-09-30
BALCOR PENSION INVESTORS IV
filed 1996-11-13
CIK 709329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR

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

                         BALCOR PENSION INVESTORS - IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                 1996             1995
                                          ---------------  ---------------
Cash and cash equivalents                 $   11,305,192   $    4,220,385
Cash and cash equivalents - Early
  Investment Incentive Fund                        5,207          148,230
Escrow deposits                                  958,452          838,807
Accounts and accrued interest receivable          43,606          230,107
Prepaid expenses                                 248,369          144,818
Deferred expenses, net of accumulated
  amortization of $75,483 in 1996 and            107,210          124,107
  $58,586 in 1995                         ---------------  ---------------
                                              12,668,036        5,706,454
                                          ---------------  ---------------
Investment in loan receivable - first
  mortgage                                                      1,657,786

Real estate held for sale (net of allowance
  of $5,209,805 in 1996 and $2,621,805
  in 1995)                                    32,849,142       40,692,114

Investment in joint venture with affiliates    4,306,488        4,223,275
                                          ---------------  ---------------
                                              37,155,630       46,573,175
                                          ---------------  ---------------
                                          $   49,823,666   $   52,279,629
                                          ===============  ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued real estate taxes
  payable                                 $      769,036   $      535,761
Due to affiliates                                101,029           44,376
Other liabilities (principally security
  deposits)                                      281,100          288,363
Mortgage notes payable                        10,088,123       10,419,008
                                          ---------------  ---------------
    Total liabilities                         11,239,288       11,287,508
                                          ---------------  ---------------
Limited Partners' capital (429,606
  Interests issued and outstanding)           51,221,269       53,167,282

                         BALCOR PENSION INVESTORS - IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (UNAUDITED)
                                  (Continued)

Less Interests held by Early Investment
  Incentive Fund (37,584 in 1996 and
  34,915 in 1995)                             (8,905,577)      (8,613,130)
                                          ---------------  ---------------
                                              42,315,692       44,554,152
General Partner's deficit                     (3,731,314)      (3,562,031)
                                          ---------------  ---------------
    Total partners' capital                   38,584,378       40,992,121
                                          ---------------  ---------------
                                          $   49,823,666   $   52,279,629
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS - IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                                              (Restated)
                                          ---------------  ---------------
Income:
  Interest on loans receivable            $      129,301   $      175,664
  Income from operations of real estate
    held for sale                              1,386,241        1,467,738
  Participation in income of joint
    venture with affiliates                      300,020          283,738
  Interest on short-term investments             170,494          463,387
  Other income                                                    710,155
                                          ---------------  ---------------
    Total income                               1,986,056        3,100,682
                                          ---------------  ---------------
Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest
    receivable                                 2,694,330           70,270
  Administrative                                 903,558          796,057
                                          ---------------  ---------------
      Total expenses                           3,597,888          866,327
                                          ---------------  ---------------
(Loss) income before gain on
  prepayment of loan receivable               (1,611,832)       2,234,355

Gain on prepayment of loan receivable            786,766
                                          ---------------  ---------------
Net (loss) income                         $     (825,066)  $    2,234,355
                                          ===============  ===============
Net (loss) income allocated to
  General Partner                         $      (61,880)  $      167,576
                                          ===============  ===============
Net (loss) income allocated to
  Limited Partners                        $     (763,186)  $    2,066,779
                                          ===============  ===============
Net (loss) income per average number of
  Limited Partnership Interests outstanding
  (394,263 in 1996 and 400,251 in 1995)   $        (1.94)            5.16
                                          ===============  ===============
Distributions to General Partner          $      107,403   $      143,203
                                          ===============  ===============
Distributions to Limited Partners         $    1,182,827   $    6,492,605
                                          ===============  ===============
Distributions per Limited Partnership
  Interest                                $         3.00   $        16.24
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS - IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (UNAUDITED)


                                                 1996             1995
                                          ---------------  ---------------
Income:
  Interest on loans receivable            $       44,731   $       76,333
  Income from operations of real estate
    held for sale                                394,733          344,553
  Participation in income of joint
    venture with affiliates                       99,077           59,287
  Interest on short-term investments              64,645          109,162
                                          ---------------  ---------------
    Total income                                 603,186          589,335
                                          ---------------  ---------------

Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest
    receivable                                   694,330           70,270
  Administrative                                 320,305          258,633
                                          ---------------  ---------------
      Total expenses                           1,014,635          328,903
                                          ---------------  ---------------
(Loss) income before gain on
  prepayment of loan receivable                 (411,449)         260,432

Gain on prepayment of loan receivable            786,766
                                          ---------------  ---------------
Net income                                $      375,317   $      260,432
                                          ===============  ===============
Net income allocated to General Partner   $       28,149   $       19,532
                                          ===============  ===============
Net income allocated to Limited Partners  $      347,168   $      240,900
                                          ===============  ===============
Net income per average number of Limited
  Partnership Interests outstanding
  (393,430 in 1996 and 399,531 in 1995)   $         0.88   $         0.60
                                          ===============  ===============
Distribution to General Partner           $       35,801   $       35,801
                                          ===============  ===============
Distribution to Limited Partners          $      393,445   $    5,290,737
                                          ===============  ===============
Distribution per Limited Partnership
  Interest                                $         1.00   $        13.24
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS - IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)


                                                 1996            1995
                                                              (Restated)
                                          ---------------  ---------------
Operating activities:
  Net (loss) income                       $     (825,066)  $    2,234,355
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
      Gain on prepayment of loan
        receivable                              (786,766)
      Participation in income of joint
        venture with affiliates                 (300,020)        (283,738)
      Provision for potential losses on
        loans and real estate                  2,694,330           70,270
      Amortization of deferred expenses           16,897           16,897
      Net change in:
        Escrow deposits                         (119,645)        (184,105)
        Accounts and accrued interest
          receivable                             186,501           43,358
        Prepaid expenses                        (103,551)        (213,636)
        Accounts and accrued real estate                          376,693
          taxes payable                          233,275
        Due to affiliates                         56,653          (79,781)
        Other liabilities                         (7,263)           8,339
                                          ---------------  ---------------
  Net cash provided by operating
    activities                                 1,045,345        1,988,652
                                          ---------------  ---------------
Investing activities:
  Distributions from joint venture
    with affiliates                              216,807          256,853
  Collection of principal payments on
    loans receivable                           2,444,552        1,025,055
  Additions to real estate                      (378,028)        (140,588)
  Proceeds from sale of real estate            5,750,000
  Costs incurred in connection with sale
    of real estate                              (223,330)
  Costs incurred in connection with real
    estate acquired through foreclosure                          (375,000)
                                          ---------------  ---------------
  Net cash provided by investing
    activities                                 7,810,001          766,320
                                          ---------------  ---------------

                         BALCOR PENSION INVESTORS - IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)
                                  (Continued)

Financing activities:
  Distribution to Limited Partners            (1,182,827)      (6,492,605)
  Distribution to General Partner               (107,403)        (143,203)
  Change in cash and cash equivalents -
    Early Investment Incentive Fund              143,023           (5,446)
  Repurchase of Limited Partnership
    Interests                                   (292,447)        (537,156)
  Principal payments on mortgage notes
    payable                                     (330,885)        (206,442)
  Release of capital improvement escrows                           23,060
                                          ---------------  ---------------
  Net cash used in financing activities       (1,770,539)      (7,361,792)
                                          ---------------  ---------------
Net change in cash and cash equivalents        7,084,807       (4,606,820)
Cash and cash equivalents at beginning
  of year                                      4,220,385       11,860,415
                                          ---------------  ---------------
Cash and cash equivalents at end of
  period                                  $   11,305,192   $    7,253,595
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996 and all such adjustments are of a normal and recurring nature.

2. Restatement:

In April 1995, the Partnership received insurance proceeds of $710,155 related to earthquake damage at the Glendale Fashion Center. The proceeds were used to reduce the basis of the property, which was consistent with the General Partner's strategy at that time to redevelop the Center. During the fourth quarter of 1995, the General Partner revised its strategy and decided to market the Center for sale as a redevelopment project. As a result, the receipt of insurance proceeds was recognized as other income at December 31, 1995. Consequently, at September 30, 1995, real estate held for sale, partners' capital and other income have been increased by $710,155 from amounts previously reported.

3. Interest Expense:

During the nine months ended September 30, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable of $709,477 and $745,468 and paid interest expense of $709,888 and $745,468, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1996 are:

                                           Paid
                                   -----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------
   Mortgage servicing fees           $   4,667    $ 1,167           None
   Reimbursement of expenses to
    the General Partner, at cost        146,341     25,858       $101,029

5. Investment in Joint Venture with Affiliates:

The Partnership owns a 15.37% joint venture interest in Perimeter 400 Center Office Building. The following information has been summarized from the financial statements of the joint venture:

                                                               1996

   Net investment in real estate as of September 30       $26,541,734
   Total liabilities as of September 30                       465,132
   Total income                                             4,295,970
   Net income                                               1,951,983

6. Prepayment of Loan Receivable:

In July 1996, the borrower of the Stonehaven South Apartments loan paid $2,380,685 in full satisfaction of the loan. The loan balance at the date of prepayment was $1,588,691. For financial statement purposes, the Partnership recognized a gain of $786,766 from the prepayment of the loan receivable.

7. Sale of Real Estate:

In September 1996, the Partnership sold the Regency Club Apartments in an all cash sale for $5,750,000. From the proceeds of the sale, the Partnership paid $223,330 in selling costs. The basis of the property was $5,633,000. For financial statement purposes, the Partnership recognized no gain or loss on the sale of this property. However, the Partnership had previously established an allowance for potential losses related to Regency Apartments against which its remaining net investment of $106,330 was written off.

8. Contingency:

A proposed settlement has been reached with respect to the class action complaint, Paul Williams and Beverly Kennedy, et al v. Balcor Pension Investors, et al. between counsel for the Class and counsel for the defendants. Notice of the proposed settlement terms was sent to class members in September 1996. A final hearing on the proposed settlement is expected to be held in November 1996. The General Partner does not believe that the proposed settlement will have a material adverse impact on the Partnership.

9. Subsequent Events:

(a) In October 1996, the Partnership made a distribution of $6,014,483 to the holders of Limited Partnership Interests which represents a regular quarterly distribution of available Cash Flow of $1.00 per Interest for the third quarter of 1996, and a special distribution of $13.00 per Interest from Mortgage Reductions received from the Stonehaven South Apartments loan prepayment and the sale of the Regency Club Apartments.

(b) In October 1996, the Partnership reached a settlement with a former tenant at the 240 East Ontario Office Building, which was sold in 1993, for rental income owed to the Partnership pursuant to the terms of the lease. Under the terms of the settlement, the Partnership received $600,000 in October 1996, which will be recognized as settlement income during the fourth quarter of 1996 for financial statement purposes. An additional $75,000 is due to the Partnership on December 31, 1996 and a final payment of $75,000 is due on June 30, 1997.

(c) In October 1996, the Partnership sold the Pelican Pointe Apartments in an all cash sale for $9,000,000. From the proceeds of the sale, the Partnership paid $312,315 in selling costs. For financial statement purposes, the Partnership will recognize a gain of approximately $1,264,000 from the sale of this property during the fourth quarter of 1996.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-IV (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, make other junior mortgage loans and first mortgage loans. The Partnership raised $214,803,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-eight loans. The Partnership's remaining loan, which was collateralized by the Stonehaven South Apartments, was prepaid in July 1996 and the Regency Club and Pelican Pointe apartment complexes were sold in September and October 1996, respectively. Currently, the Partnership is operating five properties held for sale and holds a minority joint venture interest in one property.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized provisions for potential losses on real estate totaling approximately $2,694,000 related to certain of its properties during the second and third quarters of 1996. In addition, in April 1995, the Partnership received insurance proceeds of $710,155 related to the Glendale Fashion Center which were recognized as other income. These events were the primary reasons a net loss was recognized during the nine months ended September 30, 1996 as compared to net income for the same period in 1995. The recognition of a gain on the July 1996 Stonehaven South Apartments loan prepayment partially offset the decrease in net income during the nine months and resulted in an increase in net income during the quarter ended September 30, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the nine months and quarters ended September 30, 1996 and 1995.

The Colonial Coach Mobile Home Park loan was prepaid in September 1995. In addition, installments due from the settlement of the remaining balance of the Briarwood Apartments loan receivable were received and recognized as interest income during the third quarter of 1995 and the second quarter of 1996. These events resulted in a decrease in net interest income on loans receivable during 1996 as compared to 1995.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At September 30, 1996, the Partnership was operating six properties. The funds advanced for these six properties by the Partnership total approximately $24,900,000, representing approximately 13% of the original funds advanced. Electrical and plumbing repair projects were completed at the Pelican Pointe Apartments resulting in higher maintenance expense during 1996. In addition, the cost for security contracts increased at the Del Lago Apartments. These events resulted in a decrease in income from real estate held for sale during the nine months ended September 30, 1996 as compared to the same period in 1995. However, operations improved at the Colony Apartments due to increased rental income resulting from higher rental rates and due to the completion of asphalt repairs during the third quarter of 1995. Increased service income was received during the third quarter of 1996 at the Palm View Apartments. These events partially offset the decrease for the nine months and resulted in an increase in income from real estate held for sale during the quarter ended September 30, 1996 as compared to the same period in 1995.

Participation in income of joint venture with affiliates represents the Partnership's 15.37% share of the operations from the Perimeter 400 Center Office Building. Higher rental income due to improved occupancy resulted in an increase in participation in income of joint venture with affiliates during 1996 as compared to 1995.

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

Provisions are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During the nine months ended September 30, 1996, the Partnership did not recognize any provisions for potential losses related to its loan. The Partnership recognized provisions of $2,694,330 related to the North Kent Mall and the Del Lago and Regency Club apartment complexes during the nine months ended September 30, 1996 to provide for the change in the estimates of the fair values of the properties. During the third quarter of 1996, allowances of $106,330 related to the Regency Club Apartments were written off in connection with the sale of the property. The Partnership recognized a provision of $70,270 related to the Colonial Coach loan during the nine months ended September 30, 1995 and wrote-off allowances of $320,270 in connection with the prepayment of the loan at a discount.

The Partnership incurred legal, consulting, printing and postage costs in connection with its response to a tender offer and certain related litigation during 1996. As a result, administrative expenses increased during 1996 as compared to 1995. This increase was partially offset by lower accounting fees.

During the third quarter of 1996, the Partnership recognized a gain of $786,766 in connection with the prepayment of the Stonehaven South Apartments loan.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $7,085,000 as of September 30, 1996 when compared to December 31, 1995 primarily due to the Stonehaven South Apartments loan prepayment and the sale of the Regency Club Apartments. The Partnership received cash flow of approximately $1,045,000 from its operating activities, primarily from interest income earned on its investment in loans receivable and short-term interest bearing instruments and cash flow generated by the Partnership's properties held for sale, net of administrative expenses. The Partnership also received cash of approximately $7,810,000 from its investing activities primarily due to the receipt of proceeds totaling approximately $2,370,000 from the Stonehaven South Apartments loan prepayment and proceeds totaling approximately $5,527,000 from the sale of Regency Club Apartments. The Partnership used cash in its financing activities which consisted of the payment of distributions to the Partners totaling approximately $1,290,000, the payment of principal of approximately $331,000 on the mortgage notes payable and repurchases of Limited Partnership Interests at a cost of approximately $292,000. The Partnership also made a special distribution to Limited Partners from Mortgage Reductions in October 1996 as described below.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments, if applicable. The Del Lago and Pelican Pointe apartment complexes do not have underlying debt. During the nine months ended September 30, 1996 and 1995, five of the Partnership's six remaining properties generated positive cash flow while Glendale Fashion Center operated at a significant cash flow deficit. However, significant leasing costs were incurred at North Kent Mall in order to lease vacant space and renew existing tenant leases which were scheduled to expire during 1996. These costs were not included in classifying the cash flow performance of the Mall since they are non-recurring expenditures. Had these costs been included, the Mall would have operated at a significant deficit during 1996. The Regency Club Apartments, which was sold in September 1996, generated positive cash flow during the nine months ended September 30, 1995 and prior to its sale in 1996. The Perimeter 400 Center Office Building, a property in which the Partnership holds a minority joint venture interest, also generated positive cash flow during 1996 and 1995.

As of September 30, 1996, the occupancy rates of the Partnership's residential properties ranged from 91% to 100%. The current occupancy level of North Kent Mall is 67%. After reviewing current market conditions, the General Partner determined that it is in the best interest of the Partnership to sell the North Kent Mall and therefore, is actively marketing the property for sale. The Glendale Fashion Center is currently vacant due to the Partnership's strategy to market the property for sale as a redevelopment project. The Partnership has a contract to sell Glendale Fashion Center. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

In April 1984, the Partnership funded a second mortgage loan collateralized by the Stonehaven South Apartments. In June 1990, the borrower of the loan filed for protection under the U.S. Bankruptcy Code and in June 1991, the Partnership and the borrower executed a loan modification agreement which was approved by the Bankruptcy Court in August 1991. Pursuant to the modification, approximately $2,100,000 of the principal amount of the loan was considered a secured claim. The remaining portion was considered an unsecured claim and was payable from the net proceeds received by the borrower, if any, upon the sale or refinancing of the property. In July 1996, the borrower paid $2,120,289 to the Partnership in full satisfaction of the secured portion of the loan, $250,000 in full satisfaction of the unsecured claim and $10,096 in full satisfaction of the legal fees incurred in connection with the bankruptcy. See
Note 6 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Regency Club Apartments in an all cash sale for $5,750,000. From the proceeds of the sale, the Partnership paid $223,330 in selling costs. A portion of the remaining proceeds were used to make a special distribution to the Limited Partners in October 1996. See Note 7 of Notes to Financial Statements for additional information.

In October 1996, the Partnership sold the Pelican Pointe Apartments in an all cash sale for $9,000,000. From the proceeds of the sale, the Partnership paid $312,315 in selling costs. See Note 9(c) of Notes to Financial Statements for additional information.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. During 1996, the Partnership sold the Pelican Pointe and Regency Club apartment complexes. Currently, the Partnership has contracts to sell the Colony, Del Lago and Palm View apartment complexes and the Glendale Fashion Center for sales prices of $7,100,000, $2,800,000, $6,500,000 and $11,500,000, respectively. The
Partnership is actively marketing the North Kent Mall for sale. Additionally, the General Partner is marketing for sale the commercial property in which it holds a minority joint venture interest. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property.

Changing interest rates can impact real estate values in several ways. Generally, declining interest rates may lower the cost of capital allowing buyers to pay more for a property whereas rising interest rates may increase the cost of capital and lower the price of real estate.

In October 1996, the Partnership reached a settlement with a former tenant at the 240 East Ontario Office Building, which the Partnership sold in 1993, for rental income owed to the Partnership pursuant to the terms of the lease.
Under the terms of the settlement, the Partnership received $600,000 in October 1996. An additional $75,000 is due to the Partnership on December 31, 1996 and a final payment of $75,000 is due on June 30, 1997.

Certain of the Partnership's properties held for sale are owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The Partnership has only one loan maturing within the next two years, a mortgage loan of approximately $1,937,000 collateralized by the North Kent Mall. The Partnership negotiated an extension of the maturity of the mortgage loan from July 1996 to December 1996 and made a $100,000 principal payment on the loan as a condition of the extension. The Partnership is marketing the property for sale to satisfy the obligation. However, the Partnership may use Partnership reserves to repay the loan.

In October 1996, the Partnership paid a distribution of $6,014,483 ($14.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow of $1.00 per Interest for the third quarter of 1996 and a special distribution of $13.00 per Interest from Mortgage Reductions received from the Stonehaven South Apartments loan prepayment and the sale of Regency Club Apartments. The level of the regular quarterly distribution is consistent with the amount distributed for the second quarter of 1996. Including the October 1996 distribution, Limited Partners have received cash distributions totaling $589.23 per $500 Interest. Of this amount, $325.10 represents Cash Flow from operations and $264.13 represents a return of Original Capital. In October 1996, the Partnership also paid $35,801 to the General Partner as its distributive share of Cash Flow distributed for the third quarter of 1996 and made a contribution to the Early Investment Incentive Fund of $11,934.

The Partnership expects to continue making quarterly cash distributions; however, the level of such future distributions will be dependent upon the cash flow generated by the operations of the Partnership's properties held for sale, less administrative expenses. The General Partner believes the Partnership has retained an appropriate amount of working capital to meet current cash or liquidity requirements which may occur.

During the nine months ended September 30, 1996, the General Partner on behalf of the Partnership used amounts placed in the Early Investment Incentive Fund to repurchase 2,669 Interests from Limited Partners at a total cost of $292,447.

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

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5. Other Information
-------------------------

Colony Apartments
-----------------

As previously reported, on September 26, 1996, the Partnership contracted to sell Colony Apartments, Chapel Hill, North Carolina, to an unaffiliated party, Colony Apartments/Chapel Hill Limited Partnership, a Maryland limited partnership, for a sale price of $7,100,000. Pursuant to an agreement between the Partnership and the purchaser, the closing date has been extended to the later of (i) three business days after receipt from the holder of the first mortgage loan of written approval to the sale of the property and the prepayment of the loan or (ii) November 25, 1996. The purchaser has deposited an additional $50,000 in earnest money for a total of $150,000.

Del Lago Apartments
-------------------

As previously reported, on August 29, 1996, the Partnership contracted to sell Del Lago Apartments, Tampa, Florida, to an unaffiliated party, Alliance Holdings, L.L.C., an Illinois limited liability company. The sale price is $2,800,000. The purchaser has exercised its option to extend the closing date to December 30, 1996 and has deposited an additional $75,000 in earnest money which amount is non-refundable in the event the sale does not close, except in the event of a default by the Partnership. The total earnest money deposit is $250,000.

Pelican Pointe Apartments
-------------------------

As previously reported, on August 30, 1996, the Partnership contracted to sell Pelican Pointe Apartments, Pompano Beach, Florida, to an unaffiliated person, David Morrow. The sale price is $9,000,000. The purchaser assigned his rights under the agreement of sale to an affiliate, Pointe Pelican Corporation, a Florida corporation, and the sale closed on October 31, 1996. From the proceeds of the sale, the Partnership paid $157,500 as a brokerage commission to an unaffiliated party, $90,000 to an affiliate of the third party providing property management services for the property as a fee for services rendered in connection with the sale of the property and $64,815 in closing costs. The purchaser received proration credits of $100,000 for corrective work resulting from the purchaser's due diligence review. The Partnership received the remaining $8,587,685 of sale proceeds.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)(3) Exhibits:

(4) Form of Confirmation regarding Interests in the Registrant set forth as
Exhibit 4 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-11699) is incorporated herein by reference.

(10)(a) Agreement of Sale and attachment thereto relating to the sale of Regency Club Apartments, Evansville, Indiana, previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated August 13, 1996, are incorporated herein by reference.

(b)(i) Agreement of Sale and attachment thereto relating to the sale of Pelican Pointe Apartments, Pompano Beach, Florida, previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated August 29, 1996, are incorporated herein by reference.

(ii) First Amendment dated September 30, 1996 to Agreement of Sale relating to the sale of Pelican Pointe Apartments, Pompano Beach, Florida, previously filed as Exhibit (99)(b) to the Partnership's Current Report on Form 8-K dated September 16, 1996, is incorporated herein by reference.

(c)(i) Agreement of Sale dated October 10, 1996 and attachment thereto relating to the sale of Glendale Fashion Center, Glendale, California previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated September 16, 1996, are incorporated herein by reference.

(ii) First Amendment to Agreement of Purchase and Sale dated November 8, 1996 relating to the sale of Glendale Fashion Center, Glendale, California is attached hereto.

(27) Financial Data Schedule of the Registrant for the nine months ended September 30, 1996 is attached hereto.

(99)(a) First Amendment dated October 25, 1996 to Agreement of Sale relating to the sale of Colony Apartments, Chapel Hill, North Carolina is attached hereto.

(b) Letter Agreement dated October 23, 1996 relating to the sale of Del Lago Apartments, Tampa, Florida is attached hereto.


(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated August 13, 1996 reporting the contract to sell the Regency Club Apartments, Evansville, Indiana.

(ii) A Current Report on Form 8-K dated August 29, 1996 reporting each of the contracts to sell the Pelican Pointe Apartments, Pompano Beach, Florida and Del Lago Apartments, Tampa, Florida.

(iii) A Current Report on Form 8-K dated September 16, 1996 reporting each of the contracts to sell the Glendale Fashion Center, Glendale, California; Palm View Apartments, St. Petersburg, Florida; and Colony Apartments, Chapel Hill, North Carolina; and the modifications to each of the contracts to sell the Del Lago Apartments, Tampa, Florida and Pelican Pointe Apartments, Pompano Beach, Florida.

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



                              By:  /s/ Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Vice President, and Chief Financial Officer
                                  (Principal Accounting Officer) of Balcor
                                  Mortgage Advisors-III, the General Partner



Date:  November 13, 1996
      ----------------------------