Form 10-K
period 1996-12-31
BALCOR PENSION INVESTORS IV
filed 1997-03-31
CIK 709329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-11699
                       -------

                          BALCOR PENSION INVESTORS-IV
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                      36-3202727
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                     60015
---------------------------------------             -------------------
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

Item 1.  Business
-----------------

Balcor Pension Investors-IV (the "Registrant") is a limited partnership formed in 1982 under the laws of the State of Illinois. The Registrant raised $214,803,000 from sales of Limited Partnership Interests. The Registrant's operations have consisted of servicing wrap-around mortgage loans and, to a lesser extent, servicing other junior mortgage loans and first mortgage loans. The Registrant also currently operates two properties acquired through foreclosure. All financial information included in this report relates to this industry segment.

The Registrant originally funded thirty-eight loans. A portion of Mortgage Reductions generated by repayments was reinvested in four additional loans and a portion was used to make special distributions to Limited Partners. The remainder was added to working capital reserves. As a result of the repayments, foreclosures and write-offs of forty-two loans, the Registrant has no loans in its portfolio as of December 31, 1996. Fourteen properties were acquired through foreclosure and one loan was reclassified to an investment in joint venture with affiliates. The Registrant has since disposed of twelve of these properties and its investment in joint venture with affiliates, and has two properties remaining in its portfolio as of December 31, 1996. See "Item 2. Properties" for additional information.

The Registrant's remaining properties face various levels of competition for retention of their tenants from similar types of properties in the vicinities in which they are located. The Registrant has no plans to change the current use of or to renovate any of its remaining properties. See "Item 7. Liquidity and Capital Resources" for additional information.

Real estate values, especially for good quality, well located property, increased significantly during 1996 due to a combination of readily available capital, low interest rates, and decreased vacancy rates resulting from steady demand and an acceptable level of new construction. While 1996 proved to be an excellent year to sell real estate, projected yields by buyers on new acquisitions have declined significantly due to competition and rising prices. Although there will be variances by asset class and geographic area, the investment climate is expected to remain strong for 1997. However, values could begin to level off as they approach replacement cost, triggering new construction and an increase in capitalization rates.

The outlook for the retail sector of the investment real estate industry is uncertain for 1997. The retail industry is being simultaneously impacted by a number of factors which are likely to affect values for quite some time. As retailers battle to gain market dominance, tenant bankruptcies have grown. Consolidation among retailers has and is expected to continue to occur. Unlike other asset classes, new construction of power centers went unabated in the early 1990's, creating an oversupply of space including "big box" anchor tenant space. Regional malls, which are not the dominant center in the market, face continued out-migration of retailers to the power centers. Finally shopping patterns continue to shift due to the aging baby boomers, high consumer debt, alternative distribution channels, and the greater emphasis on entertainment.

As a result, the capital requirements necessary to maintain a shopping center's competitiveness are all significant, but with uncertain returns. The Registrant believes there is significant risk to holding retail assets for future upside potential.

During 1996, the Registrant sold the Colony, Del Lago, Palm View, Pelican Pointe and Regency Club apartment complexes in all cash sales for $7,100,000, $2,800,000, $6,500,000, $9,000,000 and $5,750,000, respectively. In December
1996, the General Partner sold the Perimeter 400 Center Office Building, in which the Registrant held a minority joint venture interest. See "Item 7. Liquidity and Capital Resources" for additional information.

The Registrant owns the remaining properties, Glendale Fashion Center and North Kent Mall. The Registrant has entered into a contract to sell the Glendale Fashion Center for a sales price of $10,700,000 which is scheduled to close in March 1997. Additionally, the Registrant is actively marketing the North Kent Mall for sale. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Registrant for a longer period of time.

During July 1996, the Registrant received repayment of the Stonehaven South Apartments loan receivable. See "Item 7. Liquidity and Capital Resources" for additional information.

In October 1996, the Registrant reached a settlement of litigation totaling $750,000 related to the 240 E. Ontario Office Building, $675,000 of which was received by the Registrant in 1996 and the remaining $75,000 is due in 1997. See "Item 7. Liquidity and Capital Resources" for additional information.

The Registrant received notice of an unsolicited offer for the purchase of Limited Partnership Interests ("tender offer") on January 30, 1997. The tender offer was made by Everest Investors 4, LLC and stated that their primary motive in making the offer is to make a profit from the purchase of the interests. Everest Investors 4, LLC is seeking to acquire up to 4.9% of the total interests outstanding in the Registrant. The Registrant will incur administrative costs in responding to the tender offer and may incur additional costs if additional tender offers are made in the future. The General Partner cannot predict with any certainty what impact this tender offer or any future tender offers will have on the operations or management of the Registrant.

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

Other Information
-----------------

Perimeter 400 Center
--------------------

As previously reported, the general partnership (the "General Partnership_) consisting of Registrant and three affiliates which owned the Perimeter 400 Center, Fulton County, Georgia, contracted to sell the property for a sale price of $40,700,000 to an unaffiliated party, Devon Properties, Inc., a New York corporation. The purchaser assigned its rights under the agreement of sale to an affiliate, Primrose Properties Associates, L.P., a Delaware limited partnership, and the sale closed on December 18, 1996. From the proceeds of the sale, the General Partnership paid $68,765 in closing costs, $814,000 as a brokerage commission to an affiliate of the third party providing property management services for the property and received the remaining proceeds of approximately $39,817,000. Of such proceeds, $1,750,000 will be retained by the General Partnership and will not be available for use or distribution by the General Partnership until nine months after the closing. The Registrant's share of the total proceeds is approximately $6,120,000.

Glendale Fashion Center
-----------------------

As previously reported, on October 10, 1996, the Registrant contracted to sell the Glendale Fashion Center, Glendale, California, to an unaffiliated party, Vestar Development Co., an Arizona corporation, for a sale price of $11,500,000. The Registrant and the purchaser have agreed to reduce the sale price of the property to $10,700,000. The purchaser has deposited the additional $290,000 in earnest money as required under the agreement of sale for a total of $300,000. The closing of the transaction has been extended from January 15, 1997 to March 31, 1997.

Item 2.  Properties
-------------------

As of December 31, 1996, the Registrant, owns the two properties described below, both of which are owned in fee simple:

Location                     Description of Property
--------                     -----------------------

Glendale, California         Glendale Fashion Center:  a shopping center
                             containing 294,360 square feet located on approximately 6.7 acres.

Grand Rapids, Michigan       North Kent Mall: a shopping center containing
                             167,401 square feet located on approximately
                             19 acres.

The average occupancy rates and effective average rent per square foot for each of the last five years for the two commercial properties owned by the Registrant at December 31, 1996 are described below. These properties were acquired by the Registrant through foreclosure in 1994. No tenant occupies 10% or more of the leasable square feet of either commercial property.

                             1996     1995     1994      1993     1992
                             ----     ----     ----      ----     ----
Glendale Fashion Center
   Occupancy rate             3%       6%       25%       N/A      N/A
   Effective rent             N/A     $4.97     $4.48     N/A      N/A

North Kent Mall
   Occupancy rate              59%      62%      65%      N/A      N/A
   Effective rent            $10.70   $10.76   $10.20     N/A      N/A

Each of the properties is held subject to various mortgage loans, as described in more detail in Note 6 of Notes to the Financial Statements.

Real estate taxes incurred in 1996 for the above properties totaled $288,278.

The Federal tax basis of the Registrant's properties totaled $20,401,603 as of December 31, 1996. For Federal income tax purposes, the acquisition costs of the properties are depreciated over a useful life of 40 years, using the straight-line method. Other minor assets are depreciated over their applicable recovery periods.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3.  Legal Proceedings
--------------------------

Williams class action
---------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al. (Case No.:
90-C-0726, U.S. District Court, Northern District of Illinois). The Registrant, the General Partner, seven affiliated limited partnerships (together with the Registrant, the "Related Partnerships") and other affiliates were the defendants. The complaint alleged violations of Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests in the Related Partnerships and alleged breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint sought compensatory and punitive damages.

A settlement of these proceedings was approved by the District Court on November 20, 1996 on the terms previously described in the form of settlement agreement attached as Exhibit 99 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996. Distributions to be paid pursuant to the settlement were paid in February 1997. All proceedings relating to this matter are now dismissed.

Proposed Class and Derivative Action Lawsuits
----------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the Chancery Court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims again the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs requested certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants filed motions to dismiss the complaint. On January 7, 1997, the Chancery Court denied the plaintiffs' motion for leave to amend the complaint and dismissed the matter with prejudice.

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
----------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital, and "Item 7. Liquidity and Capital Resources," below.

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 28,184.

Item 6.  Selected Financial Data
--------------------------------
                                      Year ended December 31,
                    ----------------------------------------------------------
                       1996        1995        1994        1993        1992
                    ----------  ----------  ----------  ----------  ----------

Total income        $7,289,579 $3,754,827  $3,546,138   $5,515,124   $2,531,773
Provision for losses
  on loans, real
  estate and
  accrued interest
  receivable         4,703,830  1,414,270        None    1,277,805    5,750,000
Income (loss) before
  gain on dispositions
  of assets and
  extraordinary
  item               1,315,305  1,339,538   2,241,206    2,761,569  (4,599,843)
Net income (loss)    5,962,109  1,339,538   3,411,752    2,885,608  (4,599,843)
Net income (loss)
  per average number
  of Limited Part-
  nership Interests
  outstanding             5.73       3.10        7.84         6.58      (10.44)
Total assets        44,064,474 52,279,629  61,470,589   67,655,261   70,105,484
Mortgage notes
  payable            3,883,828 10,419,008  11,316,222   14,410,060   11,975,262
Distributions per
  Limited Partner-
  ship Interest(A)       17.00      21.13       14.05        16.75         8.25

(A) These amounts include distributions of Original Capital of $13.00, $16.13, $8.55, and $15.00 per Limited Partnership Interest for the years 1996, 1995, 1994, and 1993, respectively.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Pension Investors-IV (the "Partnership") recognized gains related to the 1996 property sales and participation income from the 1996 sale of the property which the Partnership owned through a joint venture with affiliates. In addition, the Partnership recognized a recovery of $2,621,805 related to the Glendale Fashion Center. The combined effect of these events was the primary reason for the increase in net income during 1996 as compared to 1995. A provision of $4,703,830 related to the North Kent Mall was recognized in 1996, which partially offset this increase. A provision of $1,344,000 related to the Glendale Fashion Center recognized during 1995 was the primary reason for the decrease in net income during 1995 as compared to 1994. In addition, the Partnership recognized a gain on the sale of the Republic Park Office Building during 1994 which further contributed to the decrease in net income during 1995 as compared to 1994. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

The Colonial Coach Mobile Home Park and the Stonehaven South Apartments loans were prepaid in September 1995 and July 1996, respectively, resulting in a decrease in interest income on loans receivable during 1996 as compared to 1995.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At December 31, 1996, the Partnership was operating two properties. The funds advanced for these two properties by the Partnership total approximately $11,900,000, representing approximately 6% of original funds advanced. In 1996, the Partnership sold the Colony, Del Lago, Palm View, Pelican Pointe and Regency Club apartment complexes. The Partnership recognized gains totaling $4,085,118 during 1996 related to three of these sales.

Income from real estate held for sale in 1996 decreased by approximately $731,000 when compared to 1995 primarily due to the 1996 property sales. These decreases were partially offset by lower repairs, tenant improvements and leasing costs at the North Kent Mall and Glendale Fashion Center, which exceeded the decrease in revenue from Glendale due to the vacancy of the property, resulting in an approximately $150,000 increase in net income generated by these properties for 1996 as compared to 1995.

Participation in income of joint venture with affiliates represents the Partnership's 15.37% share of the operations from the Perimeter 400 Center Office Building. In December 1996, the joint venture sold the property and the

Partnership recognized its share of the gain on sale. As a result, participation in income of joint venture with affiliates increased in 1996 as compared to 1995.

The Stonehaven South Apartments loan provided for additional interest in the form of a share in the increase of the gross income of the property above a certain level. Participation income was recognized during 1996 and 1995 in connection with this loan.

Lower average cash balances were available for investment due to the payment of special distributions to Limited Partners in July and October 1995 and October 1996 from proceeds received in connection with prior loan repayments and property sales. This resulted in a decrease in interest income on short-term investments during 1996 as compared to 1995.

In April 1995, the Partnership received insurance proceeds of $710,155 related to earthquake damage incurred at the Glendale Fashion Center which was recognized as other income.

In 1996, the Partnership received settlement income of $675,000 related to litigation with a former tenant of the 240 E. Ontario Office Building, which was sold in 1993. See Note 13 of Notes to Financial Statements for additional information.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During 1996, the Partnership recognized no provisions related to its loans. During 1996 and 1995, respectively, the Partnership recognized provisions of $4,703,830 and $1,344,000 related to the Partnership's real estate held for sale to provide for changes in the estimate of the fair value of certain properties in the Partnership's portfolio. In addition, during 1996, the Partnership recognized a recovery of $2,621,805 related to the change in the estimated fair value of the Glendale Fashion Center. During 1996, allowances of $106,330 and $574,500 related to the Regency Club and Del Lago apartment complexes were written off in connection with the sales of the properties. The Partnership recognized a provision of $70,270 in 1995 related to the Colonial Coach loan and wrote-off allowances of $320,270 in connection with the prepayment of the loan at a discount.

The Partnership incurred legal, consulting, printing and postage costs in connection with its response to a tender offer and certain related litigation during 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

During 1996, the Partnership recognized a gain of $786,766 in connection with the prepayment of the Stonehaven South Apartments loan.

In 1996, the Partnership sold the Colony and Palm View apartment complexes. In connection with the sales, the Partnership paid $123,308 of prepayment penalties and wrote-off the remaining unamortized deferred expenses in the amount of $101,772. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

1995 Compared to 1994
----------------------

Amounts received from the discounted repayment of a residual note related to the Independence Green loan prepayment and from the release of the Partnership's interest in the three remaining Oppenheimer hotels were recognized as interest income during 1994 and were the primary reason for the decrease in interest income on loans receivable during 1995 as compared to 1994.

The Partnership had one loan on non-accrual status at December 31, 1995 which was collateralized by the Stonehaven South Apartments. For non-accrual loans, income was recorded only as cash payments are received from the borrowers. The funds advanced by the Partnership for this non-accrual loan were approximately $2,800,000, representing approximately 1.46% of original funds advanced. During 1995, the Partnership received cash payments of interest income of approximately $111,000 on this loan. Under the terms of the original loan agreement, the Partnership would have received approximately $375,000 of interest income during 1995.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of December 31, 1996 increased by approximately $24,985,000 when compared to December 31, 1995 primarily due to the net cash proceeds received from the Stonehaven South Apartments loan prepayment and the 1996 property sales. The Partnership received cash flow of approximately $440,000 from its operating activities, primarily from interest income earned on its investment in loans receivable and short-term interest bearing instruments, and cash flow generated by the Partnership's properties held for sale, net of administrative expenses. The Partnership also received cash of approximately $38,020,000 from its investing activities primarily due to the receipt of proceeds totaling approximately $2,445,000 from the

Stonehaven South Apartments loan prepayment, net proceeds totaling approximately $29,896,000 from the 1996 property sales and distributions from joint venture with affiliates of approximately $6,138,000 primarily related to the proceeds received from the 1996 sale of Perimeter 400 Center Office Building, in which the Partnership held a minority joint venture interest. The Partnership used cash in its financing activities, which consisted primarily of the payment of distributions to the Partners totaling approximately $6,814,000, the repayment of mortgage notes payable of approximately $6,165,000, the payment of principal of approximately $406,000 on the mortgage notes payable and repurchases of Limited Partnership Interests at a cost of approximately $651,000. In addition, in January 1997, the Partnership made a special distribution of $21,050,694 to Limited Partners of proceeds from the 1996 property sales.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments, if applicable. During 1996 and 1995, North Kent Mall generated positive cash flow. However, significant leasing costs were incurred at North Kent Mall in order to lease vacant space and renew existing tenant leases which were scheduled to expire during 1996. These costs were not included in classifying the cash flow performance of the mall since they are non-recurring expenditures. Had these non-recurring expenditures been included, the property would have generated a marginal cash flow deficit in 1996. During 1996 and 1995, Glendale Fashion Center operated at a significant cash flow deficit. The Colony, Del Lago, Palm View, Pelican Pointe and Regency Club apartment complexes, which were sold in 1996, generated positive cash flow prior to their sale and during 1995. In addition, the Perimeter 400 Center Office Building, the property in which the Partnership held a minority joint venture interest, was sold in 1996 and generated a positive cash flow prior to its sale and during 1995.

The Partnership's remaining assets are two shopping centers, one located in Glendale, California and one in Grand Rapids, Michigan.

Currently, Glendale Fashion Center has one tenant in occupancy. This tenant's lease was terminated in order to expedite the redevelopment program. In addition, the property continues to proceed through the local government entitlement process as part of the overall sale and redevelopment plan. The California retail market is firming up and the Glendale market is considered a desirable retail sub-market. Occupancy in this sub-market exceeds 90%.

North Kent Mall was impacted by a number of tenant bankruptcies in 1996 that led to the departure of several prominent tenants. Year end occupancy for North Kent Mall was 59%. The property is faced with significant competition from the Alphine Road and 28th Street retail markets. Additionally, a new regional mall is under consideration in an adjoining community.

After reviewing current market conditions, the General Partner determined that it is in the best interests of the Partnership to sell the North Kent Mall and therefore, is actively marketing the property for sale. Glendale Fashion Center is currently under contract for a sale price of $10,700,000 and is scheduled to close in March 1997.

During 1996, the Partnership sold the Regency Club, Pelican Pointe, Colony, Del Lago, and Palm View apartment complexes. Additionally, the Perimeter 400 Center Office Building, in which the Partnership owned a minority joint venture interest, was also sold in 1996. A majority of the proceeds from the sales were distributed to Limited Partners in January 1997. The Partnership has two remaining properties as discussed above. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

In September 1996, the Partnership sold the Regency Club Apartments in an all cash sale for $5,750,000. From the proceeds of the sale, the Partnership paid $223,330 in selling costs. Pursuant to the terms of the sale, $250,000 of the proceeds were retained by the Partnership until January 1997, at which time the the full balance of the funds was released to the Partnership. A portion of the proceeds was distributed to the Limited Partners in October 1996 and the remainder was distributed in January 1997. See Note 11 of Notes to Financial Statements for additional information.

In October 1996, the Partnership sold the Pelican Pointe Apartments in an all cash sale for $9,000,000. From the proceeds of the sale, the Partnership paid $312,315 in selling costs. The remainder of the proceeds were distributed to the Limited Partners in January 1997. See Note 11 of Notes to Financial Statements for additional information.

In November 1996, the Partnership sold the Colony Apartments in an all cash sale for $7,100,000. From the proceeds of the sale, the Partnership paid $3,383,341 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $254,621 in selling costs and $67,667 of prepayment penalties. The remainder of the proceeds were distributed to the Limited Partners in January 1997. See Note 11 of Notes to Financial Statements for additional information.

In November 1996, the Partnership sold the Del Lago Apartments in an all cash sale for $2,800,000. From the proceeds of the sale, the Partnership paid $174,500 in selling costs. The remainder of the proceeds were distributed to the Limited Partners in January 1997. See Note 11 of Notes to Financial Statements for additional information.

The Perimeter 400 Center Office Building was owned by a joint venture consisting of the Partnership and three affiliates. In December 1996, the joint venture sold the property in an all cash sale for $40,700,000. From the proceeds of the sale, the joint venture paid $882,765 in selling costs. The net proceeds of the sale were $39,817,235, of which $6,119,909 was the Partnership's share. Pursuant to the terms of the sale, $1,750,000 of the proceeds will be retained by the joint venture until September 1997. The remainder of the proceeds received by the Partnership were distributed to the Limited Partners in January 1997. See Note 8 of Notes to Financial Statements for additional information.

In December 1996, the Partnership sold the Palm View Apartments in an all cash sale for $6,500,000. From the proceeds of the sale, the Partnership paid $2,782,063 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $289,386 in selling costs and $55,641 of prepayment penalties. The remainder of the proceeds was distributed to the Limited Partners in January 1997. See Note 11 of Notes to Financial Statements for additional information.

In April 1984, the Partnership funded a second mortgage loan collateralized by the Stonehaven South Apartments. In June 1990, the borrower of the loan filed for protection under the U.S. Bankruptcy Code and in June 1991, the Partnership and the borrower executed a loan modification agreement which was approved by the Bankruptcy Court in August 1991. Pursuant to the modification, approximately $2,100,000 of the principal amount of the loan was considered a secured claim. The remaining portion was considered an unsecured claim and was payable from the net proceeds received by the borrower, if any, upon the sale or refinancing of the property. In July 1996, the borrower paid $2,120,289 to the Partnership in full satisfaction of the secured portion of the loan, $250,000 in full satisfaction of the unsecured claim and $10,096 in full satisfaction of the legal fees incurred in connection with the bankruptcy. See
Note 5 of Notes to Financial Statements for additional information.

The Partnership's two remaining properties held for sale are owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. See Note 7 of Notes to Financial Statements for information concerning outstanding balances, maturity dates, interest rates, and other terms related to each of these mortgage loans. The Partnership has only one loan maturing within the next two years, a mortgage loan of approximately $1,816,000 collateralized by the North Kent Mall. The Partnership negotiated an extension of the maturity of the mortgage loan from July 1996 to December 1996 and made a $100,000 principal payment on the loan as a condition of the extension. In March 1997, the Partnership and the lender executed an agreement effective as of January 1, 1997. Pursuant to the agreement, the maturity date of the loan is extended to September 1, 1997. If the property is sold by the Partnership prior to September 1, 1997, the Partnership is obligated to pay all amounts due pursuant to the loan terms plus an additional amount equal to 10% of the net sale proceeds, as defined by the agreement. In the event the property is not sold prior to September 1, 1997, on such date, title to the property will be conveyed to the lender pursuant to a deed in lieu of foreclosure and the Partnership will have no further obligations under the loan and no further interest in the property. The Partnership is marketing the property for sale to satisfy the obligation; however, the Partnership may use Partnership reserves to repay the loan.

In October 1996, the Partnership reached a settlement totaling $750,000 with a former tenant at the 240 East Ontario Office Building (which had been sold in 1993) for rental income owed to the Partnership pursuant to the terms of the tenant's lease. Under the terms of the settlement, the Partnership received $675,000 in 1996. A final payment of $75,000 is due on June 30, 1997.

The Partnership made four distributions to Limited Partners totaling $17.00, $21.13 and $14.05 per Interest in 1996, 1995 and 1994, respectively. See Statement of Partners' Capital for additional information. Distributions were comprised of $4.00 of Cash Flow and $13.00 of Mortgage Reductions in 1996, $5.00 of Cash Flow and $16.13 of Mortgage Reductions in 1995, and $5.50 of Cash Flow and $8.55 of Mortgage Reductions in 1994. The distributions of Mortgage Reductions in 1996 and 1995 resulted from loan repayments and property sales. The distributions of Mortgage Reductions in 1994 resulted from the repayment of the Lantana Cascades loan, the sale of the land related to the University Office Building and the sale of the Republic Park Office Building. Cash Flow distributions decreased in 1996 from 1995 and in 1995 from 1994 due to the reduced cash flow from property operations and sales, as well as loan repayments.

In January 1997, the Partnership paid a distribution of $21,480,297 ($50.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow of $1.00 per Interest for the fourth quarter of 1996 and a special distribution of $49.00 per Interest from Mortgage Reductions received from the 1996 property sales. The level of the regular quarterly distribution is consistent with the amount distributed for the third quarter of 1996. Including the January 1997 distribution, Limited Partners have received cash distributions totaling $639.23 per $500 Interest. Of this amount, $326.10 represents Cash Flow from operations and $313.13 represents a return of Original Capital. In January 1997, the Partnership also paid $35,801 to the General Partner as its distributive share of Cash Flow distributed for the fourth quarter of 1996 and made a contribution to the Early Investment Incentive Fund of $11,934. In addition, in February 1997, the General Partner made a settlement payment of $32,220 ($.08 per Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy, et al, v. Balcor Pension Investors, et al class action lawsuit. Future distributions will be made from remaining reserves and from future property sales, as to which there can be no assurances.

During 1996, the General Partner on behalf of the Partnership used amounts placed in the Early Investment Incentive Fund to repurchase 6,415 Interests from Limited Partners at a total cost of $651,348. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. See
Note 4 of Notes to Financial Statements for additional information.

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

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenues, income or losses, capital expenditures, plans for future operations, financing plans or requirements, and plans relating to properties of the Partnership, as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

On September 14, 1995 the Registrant approved the engagement of Coopers & Lybrand L.L.P. as its independent auditors for the fiscal year ending December 31, 1995 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Registrant effective September 14, 1995. The General Partner of the Registrant approved the change in auditors.

The reports of Ernst & Young LLP on the Registrant's financial statements for each of the two fiscal years ended December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-III, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                                   OFFICERS

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   James E. Mendelson
Senior Vice President                   John K. Powell, Jr.
Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary


Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11.  Executive Compensation
--------------------------------

The Registrant paid $7,787 in 1996 with respect to one of the executive officers and directors of Balcor Mortgage Advisors - III, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following is the sole Limited Partner which owns beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant:

                  Name and       Amount and
                  Address of     Nature of         Percent
                  Beneficial     Beneficial        of
Title of Class    Owner          Ownership         Class
-------------------------------------------------------------

Limited           Walton Street   20,365.07        4.69%
Partnership       Capital         Limited
Interests         Acquisition     Partnership
                  Co II, L.C.C.   Interest
                  Chicago,
                  Illinois

Limited           Beattie         10,965.81        2.53%
Partnership       Place           Limited
Interests         Greenville,     Partnership
                  South Carolina  Interest


While Walton Street Capital Acquisition Co. II, L.C.C. and Beattie Place individually own less than 5% of the Interests, for purposes of this Item 12, Walton Street Capital Acquisition Co. II, L.C.C. is an affiliate of Beattie Place and , collectively they own 7.22% of the Interests.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

(a & b) See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profit and losses.

See Note 9 of Notes to Financial Statements for additional information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

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

(4) Form of Confirmation regarding Interests in the Registrant set forth as
Exhibit 4 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 is incorporated herein by reference.

(10) Material Contracts:

(a) Agreement of Sale and attachment thereto relating to the sale of Regency Club Apartments, Evansville, Indiana, previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated August 13, 1996, are incorporated herein by reference.

(b)(i) Agreement of Sale and attachment thereto relating to the sale of Pelican Pointe Apartments, Pompano Beach, Florida, previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated August 29, 1996, are incorporated herein by reference.

(b)(ii) First Amendment dated September 30, 1996 to Agreement of Sale relating to the sale of Pelican Pointe Apartments, Pompano Beach, Florida, previously filed as Exhibit (99)(b) to the Partnership's Current Report on Form 8-K dated September 16, 1996, is incorporated herein by reference.

(c)(i) Agreement of Sale dated October 10, 1996 and attachment thereto relating to the sale of Glendale Fashion Center, Glendale, California previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated September 16, 1996, are incorporated herein by reference.

(c)(ii) First Amendment to Agreement of Purchase and Sale dated November 8, 1996 relating to the sale of Glendale Fashion Center, Glendale, California previously filed as Exhibit (10)(c)(ii) to the Partnership's Report on Form 10-Q for the quarter ended September 30, 1996 is incorporated herein by reference.

(c)(iii) Second Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, is attached hereto.

(c)(iv) Third Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, is attached hereto.

(c)(v) Fourth Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, is attached hereto.

(c)(vi) Fifth Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, is attached hereto.

(c)(vii) Sixth Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, is attached hereto.

(c)(viii) Seventh Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, is attached hereto.

(d) Agreement of Sale and attachment thereto relating to the sale of Perimeter 400 Center, Fulton County, Georgia, previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated December 2, 1996, is incorporated herein by reference.

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 is hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated September 16, 1996 reporting the closing of the sale of Regency Club Apartments, Evansville, Indiana, each of the contracts to sell the Glendale Fashion Center, Glendale, California; Palm View Apartments, St. Petersburg, Florida; and Colony Apartments, Chapel Hill, North Carolina; and the modifications to each of the contracts to sell the Del Lago Apartments, Tampa, Florida and Pelican Pointe Apartments, Pompano Beach, Florida.

(ii) A Current Report on Form 8-K dated December 2, 1996 reporting the contract to sell Perimeter 400 Center, Fulton County, Georgia and the closing of the sales of Colony Apartments, Chapel Hill, North Carolina, Del Lago Apartments, Tampa, Florida and Palm View Apartments, St. Petersburg, Florida.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-IV


                         By:  /s/ Jayne A. Kosik
                             ----------------------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal Accounting
                             Officer) of Balcor Mortgage
                             Advisors-III, the General Partner

Date:  March 28, 1997
      --------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   ------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
                         Advisors-III, the General
/s/ Thomas E. Meador     Partner                             March 28, 1997
----------------------                                       --------------
    Thomas E. Meador
                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of Balcor
                         Mortgage Advisors-III,
/s/ Jayne A. Kosik       the General Partner                 March 28, 1997
----------------------                                       --------------
    Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital, for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein. Audited Financial Statements for significant subsidiary investment in joint venture are omitted since the property was sold and the Partnership is in its liquidation phase.

                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Balcor Pension Investors-IV

We have audited the accompanying balance sheets of Balcor Pension Investors-IV (An Illinois Limited Partnership) as of December 31, 1996 and 1995 and the related statements of partners' capital, income and expenses, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-IV at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. The Partnership is presently marketing for sale its remaining real estate assets. Upon disposition of its remaining real estate assets and resolution of the litigation described in Note 15 to the financial statements, the Partnership intends to cease operations and dissolve.


                                     /s/ Coopers & Lybrand LLP

                                     COOPERS & LYBRAND L.L.P.



Chicago, Illinois
March 26, 1997













                        REPORT OF INDEPENDENT AUDITORS



To the Partners of
Balcor Pension Investors-IV

We have audited the accompanying statements of partners' capital, income and expenses and cash flows of Balcor Pension Investors-IV (An Illinois Limited Partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Balcor Pension Investors-IV for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                     /s/ Ernst & Young LLP

                                     ERNST & YOUNG LLP



Chicago, Illinois
March 6, 1995






















                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1996 AND 1995

                                    ASSETS

                                                   1996           1995
                                             -------------- --------------
Cash and cash equivalents                    $  29,204,900  $   4,220,385
Cash and cash equivalents - Early
  Investment Incentive Fund                        185,167        148,230
Escrow deposits                                                   838,807
Accounts and accrued interest receivable         1,092,340        230,107
Prepaid expenses                                    54,692        144,818
Deferred expenses, net of accumulated
  amortization of $58,586 in 1995                                 124,107
                                             -------------- --------------
                                                30,537,099      5,706,454
                                             -------------- --------------
Investment in loan receivable                                   1,657,786
Real estate held for sale (net of allowance
  of $4,023,000 in 1996 and $2,621,805
  in 1995)                                      13,258,400     40,692,114

Investment in joint venture with affiliates        268,975      4,223,275
                                             -------------- --------------
                                                13,527,375     46,573,175
                                             -------------- --------------
                                             $  44,064,474  $  52,279,629
                                             ============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued real estate taxes
  payable                                    $     533,906  $     535,761
Due to affiliates                                  145,771         44,376
Other liabilities (principally security
  deposits)                                         12,489        288,363
Mortgage notes payable                           3,883,828     10,419,008
                                             -------------- --------------
    Total liabilities                            4,575,994     11,287,508
                                             -------------- --------------

Commitments and contingencies

Limited Partners' capital (429,606
  Interests issued and outstanding)             48,752,958     53,167,282

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1996 AND 1995
                                  (Continued)

Less Interests held by Early Investment
  Incentive Fund (41,330 in 1996 and
  34,915 in 1995)                               (9,264,478)    (8,613,130)
                                             -------------- --------------
                                                39,488,480     44,554,152
General Partner's deficit                                      (3,562,031)
                                             -------------- --------------
    Total partners' capital                     39,488,480     40,992,121
                                             -------------- --------------
                                             $  44,064,474  $  52,279,629
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1996, 1995, and 1994


                                    Partners' Capital (Deficit) Accounts
                                -------------- ------------- -------------
                                                  General       Limited
                                     Total        Partner       Partners
                                -------------- ------------- -------------

Balance at December 31, 1993    $  51,885,905  $ (3,542,469) $ 55,428,374

Repurchase of 3,206 Limited
  Partnership Interests              (439,439)                   (439,439)
Cash distributions (A)             (5,864,361)     (196,904)   (5,667,457)
Net income for the year
  ended December 31, 1994           3,411,752       255,881     3,155,871
                                -------------- ------------- -------------
Balance at December 31, 1994       48,993,857    (3,483,492)   52,477,349

Repurchase of 5,932 Limited
  Partnership Interests              (731,709)                   (731,709)
Cash distributions (A)             (8,609,565)     (179,004)   (8,430,561)
Net income for the year
  ended December 31, 1995           1,339,538       100,465     1,239,073
                                -------------- ------------- -------------
Balance at December 31, 1995       40,992,121    (3,562,031)   44,554,152

Repurchase of 6,415 Limited
  Partnership Interests              (651,348)                   (651,348)
Cash distributions (A)             (6,814,402)     (143,204)   (6,671,198)
Net income for the year
  ended December 31, 1996           5,962,109     3,705,235     2,256,874
                                -------------- ------------- -------------
Balance at December 31, 1996    $  39,488,480  $       None  $ 39,488,480
                                ============== ============= =============


(A) Summary of cash distributions paid per Limited Partnership Interest:

                                      1996          1995          1994
                                -------------- ------------- -------------

First Quarter                   $        1.00  $       1.50  $       5.00
Second Quarter                           1.00          1.50          6.05
Third Quarter                            1.00         13.24          1.50
Fourth Quarter                          14.00          4.89          1.50


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995, and 1994


                                      1996          1995          1994
                                -------------- ------------- -------------
Income:
  Interest on loans
    receivable                  $     119,018  $    195,982  $    756,808
  Income from operations of
    real estate held for sale       1,271,133     1,852,555     1,885,863
  Participation in income of
    joint ventures with
    affiliate                       2,184,244       425,111       324,624
  Participation income                 10,283         6,636
  Interest on short-term
    investments                       408,096       564,388       578,843
  Recovery of losses on real
    estate held for sale            2,621,805
  Other income                                      710,155
  Settlement income                   675,000
                                -------------- ------------- -------------
      Total income                  7,289,579     3,754,827     3,546,138
                                -------------- ------------- -------------
Expenses:
  Provision for potential
    losses on loans, real
    estate and accrued interest
    receivable                      4,703,830     1,414,270
  Administrative                    1,270,444     1,001,019     1,304,932
                                -------------- ------------- -------------
      Total expenses                5,974,274     2,415,289     1,304,932
                                -------------- ------------- -------------
Income before gain on
  prepayment of loan receivable,
  gain on sales of real estate
  and extraordinary item            1,315,305     1,339,538     2,241,206

Gain on prepayment of loan
  receivable                          786,766
Gain on sales of real
  estate                            4,085,118                   1,170,546
                                -------------- ------------- -------------
Income before extraordinary
  item                              6,187,189     1,339,538     3,411,752

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995, and 1994
                                  (Continued)

Extraordinary item:
Debt extinguishment expense          (225,080)
                                -------------- ------------- -------------
Net income                      $   5,962,109  $  1,339,538  $  3,411,752
                                ============== ============= =============
Income before extraordinary
  item allocated to General
  Partner                       $   3,722,116  $    100,465  $    255,881
                                ============== ============= =============
Income before extraordinary
  item allocated to Limited
  Partners                      $   2,465,073  $  1,239,073  $  3,155,871
                                ============== ============= =============
Income before extraordinary
  item per average number of
  Limited Partnership Interests
  outstanding (393,690, 399,267
  and 402,745 for the years
  ended December 31, 1996, 1995
  and 1994, respectively)       $        6.26  $       3.10  $       7.84
                                ============== ============= =============
Extraordinary item allocated
  to General Partner            $     (16,881)         None          None
                                ============== ============= =============
Extraordinary item allocated
  to Limited Partners           $    (208,199)         None          None
                                ============== ============= =============
Extraordinary item per average
  number of Limited Partnership
  Interests outstanding (393,690,
  399,267 and 402,745 for the
  years ended December 31, 1996,
  1995, and 1994, respectively) $       (0.53)         None          None
                                ============== ============= =============
Net income allocated to
  General Partner               $   3,705,235  $    100,465  $    255,881
                                ============== ============= =============
Net income allocated to
  Limited Partners              $   2,256,874  $  1,239,073  $  3,155,871
                                ============== ============= =============
Net income per average number
  of Limited Partnership
  interests outstanding (393,690,
  399,267 and 402,745 for the
  years ended December 31, 1996,
  1995, and 1994, respectively) $        5.73  $       3.10  $       7.84
                                ============== ============= =============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995, and 1994


                                      1996         1995          1994
                                --------------  ------------  ------------
Operating activities:
  Net income                    $   5,962,109  $  1,339,538  $  3,411,752
  Adjustments to reconcile net
    income to net cash provided
    by operating activites:
      Debt extinguishment
        expense                       101,772
      Gain on prepayment of
        loan receivable              (786,766)
      Gain on sales of real
        estate                     (4,085,118)                 (1,170,546)
      Participation in income of
        joint venture with
        affiliates                 (2,184,244)     (425,111)     (324,624)
      Recovery of losses on real
        estate owned               (2,621,805)
      Provision for potential
        losses on loans, real
        estate and accrued
        interest receivable         4,703,830     1,414,270
      Amortization of deferred
        expenses                       22,335        22,528        22,528
      Accrued expenses due at
        maturity                       35,750
      Net change in:
        Escrow deposits               240,948       (89,988)      107,671
        Escrow deposits -
          restricted                                              232,452
        Accounts and accrued
          interest receivable        (862,233)     (130,992)      414,510
        Prepaid expenses               90,126      (124,917)
        Other assets                                               78,538
        Accounts and accrued real
          estate taxes payable         (1,855)     (211,352)       19,696
        Due to affiliates             101,395       (79,772)       37,403
        Other liabilities            (275,874)         (886)     (255,976)
                                --------------  ------------  ------------
  Net cash provided by
    operating activities              440,370     1,713,318     2,573,404
                                --------------  ------------  ------------

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995, and 1994
                                  (Continued)

Investing activities:
  Capital contributions to joint
    venture with an affiliate                                     (19,473)
  Distributions from joint
    venture with affiliates         6,138,544       311,731       324,937
  Collection of principal
    payment on loan receivable      2,444,552     1,059,040       107,207
  Additions to real estate           (459,041)     (143,008)     (150,000)
  Proceeds from sales of
    real estate                    31,150,000                   3,250,000
  Costs incurred in connection
    with sales of real estate      (1,254,152)                   (244,360)
  Costs incurred in
    connection with real
    estate acquired through
    foreclosure                                    (375,000)     (350,174)
                                -------------- ------------- -------------
Net cash provided by
  investing activities             38,019,903       852,763     2,918,137
                                -------------- ------------- -------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995, and 1994
                                  (Continued)

                                      1996          1995          1994
                                -------------- ------------- -------------
Financing activities:
  Distributions to Limited
    Partners                    $  (6,671,198) $ (8,430,561) $ (5,667,457)
  Distributions to General
    Partner                          (143,204)     (179,004)     (196,904)
  Change in cash and cash
    equivalents - Early
    Investment Incentive
    Fund                              (36,937)        9,317       121,431
  Repurchase of Limited
    Partnership Interests            (651,348)     (731,709)     (439,439)
  Principal payments on
    mortgage notes payable           (405,526)     (278,530)     (255,365)
  Repayment of mortgage
    notes payable                  (6,165,404)     (618,684)   (2,838,473)
  Release of capital
    improvement escrows               597,859        23,060       727,995
                                -------------- ------------- -------------
  Net cash used in financing
    activities                    (13,475,758)  (10,206,111)   (8,548,212)
                                -------------- ------------- -------------
Net change in cash and cash
  equivalents                      24,984,515    (7,640,030)   (3,056,671)
Cash and cash equivalents at
  beginning of year                 4,220,385    11,860,415    14,917,086
                                -------------- ------------- -------------
Cash and cash equivalents
  at end of year                $  29,204,900  $  4,220,385    11,860,415
                                ============== ============= =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Pension Investors-IV (the "Partnership") is engaged principally in the operation of retail real estate, which the Partnership acquired through foreclosure, in the Grand Rapids, Michigan and Glendale, California markets.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold the Regency Club, Pelican Pointe, Colony, Del Lago, and Palm View apartment complexes. Additionally, the Perimeter 400 Center Office Building, in which the Partnership owned a minority joint venture interest, was also sold in 1996. A majority of the proceeds from the sales were distributed to Limited Partners in January 1997. The Partnership has two remaining properties. The Partnership has entered into a contract to sell the Glendale Fashion Center and is actively marketing the North Kent Mall for sale. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 15 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

(b) Income on loans was recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest was discontinued when a loan became ninety days contractually delinquent or sooner when, in the opinion of the Partnership's management, an impairment had occurred in the value of the collateral property securing the loan. Income on nonaccrual loans or loans which were otherwise not performing in accordance with their terms was recorded on a cash basis.

Various loan agreements provided for participation by the Partnership in increases in value of the collateral property when the loan was repaid or refinanced. In addition, certain loan agreements allowed the Partnership to receive a percentage of rental income exceeding a base amount. Participation income was reflected in the accompanying Statements of Income and Expenses when received.

Income from operations of real estate owned and held for sale is reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

(c) Loan losses on mortgage notes receivable were charged to income and an allowance account was established when the General Partner believed the loan balance would not be recovered. The General Partner assessed the collectibility of each loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan. Upon foreclosure, the loan net of the allowance was transferred to real estate held for sale after the fair value of the property, less costs of disposal, is assessed. Upon the transfer to real estate held for sale, a new basis in the property was established.

(d) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), ("Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of"). Under SFAS 121, the General Partner periodically assesses, but not less than on an annual basis, the fair value of its real estate properties held for sale. The General Partner estimates the fair value of its properties based on the current sales price less estimated closing costs. Changes in the property's fair value are recorded by an adjustment to the property allowance account and is recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value is determined. The General Partner considers the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

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

(f) Deferred expenses consisted of financing fees which were amortized over the terms of the respective agreement. Upon sale, any remaining balance is recognized as debt extinguishment expense and classified as an extraordinary item.

(g) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income includes reimbursements from operating costs such as real estate taxes, maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

(h) The Financial Accounting Standard Board's Statement No. 107, _Disclosures About Fair Value of Financial Instruments_, requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(i) The Partnership records repurchases of Interests by the Early Investment Incentive Fund as a reduction of Partners' Capital (see Note 4 of Notes to Financial Statements). Cash and cash equivalents not yet utilized to repurchase Interests, but which are part of the Early Investment Incentive Fund, are classified as restricted assets of the Partnership.

(j) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(k) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated additional income in 1996 for financial statement purposes.

(l) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

4. Partnership Agreement:

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

Amounts placed in the Fund may, at the sole discretion of the General Partner and subject to certain limitations as set forth in the Partnership Agreement, be used to repurchase Interests from existing Limited Partners. During 1996, the Fund repurchased 6,415 Interests at a cost of $651,348. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. All repurchases of Interests have been made at 90% of the then current valuation of such Limited Partnership Interests at the previous quarter end less any distributions made after the previous quarter end. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests are paid to the Fund. To the extent that amounts in the Fund were not utilized to repurchase Interests, such amounts were invested in short-term interest-bearing instruments with interest thereon being earned by the Fund.

5. Investment in Loans Receivable:

At December 31,1995, the Stonehaven South Apartments loan receivable had a balance of $1,657,786 and had been classified as nonaccrual due to the borrower's noncompliance with the original terms of the loan agreement. This loan was scheduled to mature in 1997. However, in July 1996, the borrower paid $2,380,685 in full satisfaction of the loan. For financial statement purposes, the loan balance at the date of prepayment was $1,588,691, and the Partnership recognized a gain of $786,766 from the prepayment.

The Colonial Coach Mobile Home Park loan receivable which was funded by the Partnership and an affiliate (together, the "Participants"). The Partnership participated ratably in approximately 12% of the loan amount and interest income. The loan was scheduled to mature in July 1998; however, in September 1995, the borrower prepaid this $1,247,350 loan at a discount due to the diminished value of the property. The Partnership received $927,080 as its share of the proceeds which represented a portion of the funds advanced on the loan. The Partnership wrote-off the remaining balance of $320,270 against the previously established allowance for potential loan losses.

Loans which have been classified as nonaccrual as a result of delinquency or other noncompliance with the terms of the loan agreements are hereinafter referred to as impaired loans. The impaired loan at December 31, 1995 totaled $1,657,786 and had no related allowances for losses. The average recorded investments in impaired loans in 1996 and 1995 were approximately $828,893 and $2,347,441, respectively.

Interest income relating to impaired loans would have been approximately $218,000 in 1996, $461,000 in 1995 and $505,000 in 1994. Net interest income from impaired loans included in the accompanying Statements of Income and Expenses amounted to approximately $94,000 in 1996 ($163,000 cash basis), $164,000 in 1995 ($176,000 cash basis), and $203,000 (cash basis and accrual basis) in 1994.

6. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1996 is described in the table below:
                                    1996          1995          1994
                                ------------  -----------    -----------
Loans:
 Balance at beginning of
  year                                  None  $  250,000     $  250,000
 Provision charged to
  income                                None      70,270           None
 Direct write-off of loans
  against allowance                     None   (320,270)           None
                                ------------  -----------    -----------
   Balance at the end of
    the year                           None         None    $   250,000
                                ============  ===========   ===========
Real Estate Held for Sale:
 Balance at beginning of
  year                         $  2,621,805   $1,277,805    $ 1,277,805
 Provision charged to
  income                          4,703,830    1,344,000           None
 Recovery of provision
  previously charged to income   (2,621,805)        None           None
 Direct write-off of real
  estate held for sale
  against allowance               (680,830)         None           None
                                ------------  -----------   -----------
  Balance at the end of
   the year                    $  4,023,000   $2,621,805   $  1,277,805
                                ============  ===========   ============

7. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1996 and 1995 consisted of the following:

                    Carrying    Carrying
                   Amount of   Amount of  Current  Current   Final   Estimated
                    Notes at    Notes at  Monthly  Interest Maturity  Balloon
    Property        12/31/96    12/31/95  Payments  Rate      Date    Payment
----------------    --------    --------  -------- -------- -------   -------
Apartment Complexes:
Colony (A)               None  $3,404,765
Palm View (B)            None   2,806,520

Shopping Centers:
North Kent Mall (C)$1,815,571   2,149,142  $35,126   9.50      (C) $1,800,000
                      797,692     823,767    9,617  11.00     2010       None
Glendale Fashion
  Center            1,270,565   1,234,815    9,529   9.00     1999  1,271,000
                   ----------  ----------
Total             $ 3,883,828 $10,419,008
                  =========== ===========

(A) In November 1996, this property was sold. See Note 11 of Notes to Financial Statements for additional information.

(B) In December 1996, this property was sold. See Note 11 of Notes to Financial Statements for additional information.

(C) In May 1996, this loan was modified. The maturity date was extended from July 1996 to December 1996 subject to a $100,000 payment by the Partnership, which was applied to the outstanding principal balance of the loan. In March 1997, the Partnership and the lender executed an agreement effective as of January 1, 1997. Pursuant to the agreement, the maturity date of the loan is extended to September 1, 1997. If the property is sold by the Partnership prior to September 1, 1997, the Partnership is obligated to pay all amounts due pursuant to the loan terms plus an additional amount equal to 10% of the net sale proceeds, as defined by the agreement. In the event the property is not sold prior to September 1, 1997, on such date, title to the property will be conveyed to the lender pursuant to a deed in lieu of foreclosure and the Partnership will have no further obligations under the loan and no further interest in the property.

Real estate held for sale with an aggregate carrying value of $13,258,400 at December 31, 1996 was pledged as collateral for repayment of mortgage loans.

Future annual maturities of the above mortgage loans payable during each of the next five years are approximately as follows:

                         1997         $  1,845,000
                         1998               33,000
                         1999            1,307,000
                         2000               40,000
                         2001               45,000

The amount for 1997 includes a balloon payment for the North Kent Mall first mortgage since the loan has matured. The Partnership is currently negotiating with the lender to extend the maturity date of the loan.

During the years ended December 31, 1996, 1995 and 1994, the Partnership incurred interest expense on the mortgage loans payable of $902,936, $1,093,543 and $1,038,164, respectively, and paid interest of $903,851, $1,087,644 and $1,046,137, respectively.






















8. Investment in Joint Venture with Affiliates:

The Perimeter 400 Center Office Building was owned by a joint venture consisting of the Partnership and three affiliates. The Partnership's sharing percentage is 15.37%. In December 1996, the joint venture sold the property in all cash sale for $40,700,000. From the proceeds of the sale, the joint venture paid $882,765 in selling costs. The joint venture recognized a gain of $12,420,982 from the sale of this property, of which $1,910,549 is the Partnership's share. For financial statement purposes, the Partnership's share of the gain is included in participation in income of joint venture with affiliates in 1996. During 1995, the Partnership recognized $102,211 as its share of the recovery of a provision related to the change in the estimate of the fair value of this property. The recovery is included in the Partnership's participation in income of joint venture with affiliates in 1995. In addition, during 1996, 1995 and 1994, the Partnership received distributions from the joint venture totaling $6,138,544, $311,731 and $324,937, respectively. The Partnership also made a contribution of $19,473 to this joint venture during 1994.

The following combined information has been summarized from the financial statements of the joint venture:

                            1996            1995
                         -----------    -----------
    Net investment in
      real estate as
      of December 31            None    $26,541,734
    Total liabilities
      as of December 31         None        151,526
    Total income before
      gain on sale        $4,891,231      5,210,146
    Gain on sale          12,420,982           None
    Net income before
      recovery             6,567,998      2,100,844
    Recovery for
      potential loss           None         665,000
    Net income             6,567,998      2,765,844

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/96         12/31/95         12/31/94
                          ---------------  ---------------  ---------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees  $  4,666    None  $ 9,339 $   583 $ 16,438 $   843
Property management fees None None None None 317,614 None Reimbursement of expenses to the General Partner,
  at cost:
    Accounting             28,774  21,248   75,855   7,116   86,815  34,741
    Data processing         8,080   2,906   42,577   3,774   79,203  18,189
    Investor communica-
      tion                   None    None   10,492    None   36,365  14,990
    Legal                  15,887  11,360   28,085   3,408   10,532   4,341
    Portfolio management  161,226 110,257  178,478  29,495  100,282  39,124
    Other                    None    None   18,426    None   28,919  11,920

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $12,743, $62,243 and $115,474 for 1996, 1995 and 1994, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed six of the Partnership's properties until the affiliate was sold to a third party in November 1994.

10. Management Agreements:

As of December 31, 1996, the properties owned by the Partnership are managed by third-party management companies. These management agreements provide for annual fees of 3% to 6% of gross operating receipts.

11. Sales of Real Estate:

(a) In February 1994, the Partnership sold the Republic Park Office Building in an all cash sale for $3,250,000. From the proceeds of the sale, the Partnership paid $244,360 in selling costs. The basis of the property was $1,835,094. For financial statement purposes, the Partnership recognized a gain of $1,170,546 from the sale of this property.

(b) In September 1996, the Partnership sold the Regency Club Apartments in an all cash sale of $5,750,000. From the proceeds of the sale, the Partnership paid $223,330 in selling costs. The basis of the property was $5,633,000. For financial statement purposes, the Partnership recognized no gain or loss on the sale of this property. However, the Partnership had previously established an allowance for potential losses related to this property against which its remaining net investment of $106,330 was written off.

(c) In October 1996, the Partnership sold the Pelican Pointe Apartments in an all cash sale for $9,000,000. From the proceeds of the sale, the Partnership paid $312,315 in selling costs. The basis of the property was $7,423,577. For financial statement purposes, the Partnership recognized a gain of $1,264,108 from the sale of this property.

(d) In November 1996, the Partnership sold the Colony Apartments in an all cash sale for $7,100,000. From the proceeds of the sale, the Partnership paid $3,383,341 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $254,621 in selling costs and $67,667 of prepayment penalties. The basis of the property was $4,507,984. For financial statement purposes, the Partnership recognized a gain of $2,337,395 from the sale of this property.

(e) In November 1996, the Partnership sold the Del Lago Apartments in an all cash sale of $2,800,000. From the proceeds of the sale, the Partnership paid $174,500 in selling costs. The basis of the property was $3,200,000. For financial statement purposes, the Partnership recognized no gain or loss on the sale of this property. However, the Partnership had previously established an allowance for potential losses related to this property against which its remaining net investment of $574,500 was written off.

(f) In December 1996, the Partnership sold the Palm View Apartments in an all cash sale for $6,500,000. From the proceeds of the sale, the Partnership paid $2,782,063 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $289,386 in selling costs and $55,641 of prepayment penalties. The basis of the property was $5,726,999. For financial statement purposes, the Partnership recognized a gain of $483,615 from the sale of this property.

12. Extraordinary Item:

In 1996, the Partnership sold the Colony and Palm View apartment complexes. In connection with the sales, the Partnership paid $123,308 of prepayment penalties and wrote-off the remaining unamortized deferred expenses in the amount of $101,772. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

13. Settlement of Litigation:

(a) A settlement has received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy, et al v. Balcor Pension Investors, et al. upon the terms described in the notice to class members in September 1996. The settlement had no material impact on the Partnership.

(b) In October 1996, the Partnership reached a settlement totaling $750,000 with a former tenant at the 240 East Ontario Office Building (which was sold in 1993) for rental income owed to the Partnership pursuant to the terms of the tenant's lease. Under the terms of the settlement, the Partnership received $675,000 in 1996, which was recognized as settlement income during 1996 for financial statement purposes. A final payment of $75,000 is due on June 30, 1997.

14. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts and accrued interest payable approximates fair value.

Based on borrowing rates available to the Partnership at the end of 1996 and 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

The fair value of the Partnership's investment in loan receivable was estimated using discounted cash flow analyses. The discount rates were based upon rates at the end of 1995 comparable to those the Partnership could have received or charged in the commercial real estate lending market with terms and maturities comparable to the Partnership's loan receivable held.

15. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

16. Subsequent Events:

(a) In January 1997, the Partnership made a distribution of $21,480,297 to the holders of Limited Partnership Interests which represents a regular quarterly distribution of available Cash Flow of $1.00 per Interest for the fourth quarter of 1996, and a special distribution of Net Cash Proceeds of $49.00 per Interest from Mortgage Reductions related to the 1996 property sales.

(b) In February 1997, the General Partner made a settlement payment of $32,220 ($.08 per Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy, et al,
v. Balcor Pension Investors, et al class action lawsuit.