Form 10-Q
period 1997-03-31
BALCOR PENSION INVESTORS IV
filed 1997-05-12
CIK 709329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (UNAUDITED)

                                    ASSETS
                                                  1997            1996
                                            --------------   ---------------
Cash and cash equivalents                   $   7,819,616    $ 29,204,900
Cash and cash equivalents - Early
  Investment Incentive Fund                     2,279,904         185,167
Accounts and accrued interest receivable          366,225       1,092,340
Prepaid expenses                                   30,863          54,692
                                            --------------   -------------
                                               10,496,608      30,537,099
                                            --------------   -------------
Real estate held for sale (net of allowance
  of $4,023,000 in 1997 and 1996)              13,258,400      13,258,400

Investment in joint venture with affiliates       268,975         268,975
                                            --------------   -------------
                                               13,527,375      13,527,375
                                            --------------   -------------
                                            $  24,023,983    $ 44,064,474
                                            ==============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued real estate taxes
  payable                                   $     158,022    $    533,906
Due to affiliates                                 137,665         145,771
Security deposits                                  12,489          12,489
Mortgage notes payable                          3,814,098       3,883,828
                                            --------------   -------------
    Total liabilities                           4,122,274       4,575,994
                                            --------------   -------------
Commitments and contingencies

Limited Partners' capital (429,606
  Interests issued and outstanding)            29,166,187      48,752,958

Less Interests held by Early Investment
  Incentive Fund (41,330 in 1997 and 1996)     (9,264,478)     (9,264,478)
                                            --------------   -------------
                                               19,901,709      39,488,480
General Partner's capital                            None            None
                                            --------------   -------------
    Total partners' capital                    19,901,709      39,488,480
                                            --------------   -------------
                                            $  24,023,983    $ 44,064,474
                                            ==============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (UNAUDITED)


                                                  1997            1996
                                            --------------   -------------
Income:
  Interest on loan receivable                                $     31,405
  Interest on short-term investments        $     193,620          53,366
                                            --------------   -------------
      Total income                                193,620          84,771
                                            --------------   -------------
Expenses:
  Loss (income) from operations of real
    estate held for sale                           86,415        (374,936)
  Participation in loss (income) of joint
    venture with affiliates                        81,930         (80,728)
  Administrative                                  181,981         156,672
                                            --------------   -------------
      Total expenses                              350,326        (298,992)
                                            --------------   -------------
Net (loss) income                           $    (156,706)   $    383,763
                                            ==============   =============
Net income allocated to General
  Partner                                            None    $     28,782
                                            ==============   =============
Net (loss) income allocated to Limited
  Partners                                  $    (156,706)   $    354,981
                                            ==============   =============
Net (loss) income per average number of
  Limited Partnership Interests outstanding
  (388,276 in 1997 and 394,691 in 1996)     $        (.40)          $ .90
                                            ==============   =============
Distribution to General Partner             $      35,801    $     35,801
                                            ==============   =============
Settlement Distribution to Limited Partners $      16,056            None
                                            ==============   =============
Distribution to Limited Partners            $  19,414,009    $    394,691
                                            ==============   =============
Distribution per Limited Partnership
  Interest                                  $       50.00    $       1.00
                                            ==============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (UNAUDITED)

                                                  1997            1996
                                            --------------   -------------
Operating activities:
  Net (loss) income                         $    (156,706)   $    383,763
  Adjustments to reconcile net (loss) income
   to net cash provided by operating
   activities:
      Participation in loss (income) of
        joint venture with affiliates              81,930         (80,728)
      Amortization of deferred expenses                             5,632
      Net change in:
        Escrow deposits                                           (43,725)
        Accounts and accrued interest
          receivable                              726,115         157,952
        Prepaid expenses                           23,829          94,398
        Accounts and accrued real estate
          taxes payable                          (375,884)         89,221
        Due to affiliates                          (8,106)         16,093
        Other liabilities                                          35,586
                                            --------------   -------------
  Net cash provided by operating activities       291,178         658,192
                                            --------------   -------------
Investing activities:
  Distribution from joint venture
    with affiliates                                                 1,740
  Contribution to joint venture with
    affiliates                                    (81,930)
  Collection of principal payments on
    loan receivable                                                34,359
  Additions to real estate                                       (174,887)
                                            --------------   -------------
  Net cash used in investing activities           (81,930)       (138,788)
                                            --------------   -------------
Financing activities:
  Distribution to Limited Partners            (19,430,065)       (394,691)
  Distribution to General Partner                 (35,801)        (35,801)
  Contribution by General Partner                  35,801
  Change in cash and cash equivalents -
    Early Investment Incentive Fund            (2,094,737)        (49,797)
  Principal payments on mortgage notes
    payable                                       (69,730)        (73,791)
                                            --------------   -------------
  Net cash used in financing activities       (21,594,532)       (554,080)
                                            --------------   -------------

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (UNAUDITED)
                                  (Continued)

Net change in cash and cash equivalents       (21,385,284)        (34,676)
Cash and cash equivalents at beginning
  of year                                      29,204,900       4,220,385
                                            --------------   -------------
Cash and cash equivalents at end of period  $   7,819,616    $  4,185,709
                                            ==============   =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997 and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold five properties and its minority joint venture interest in one additional property. A majority of the proceeds from the sales were distributed to Limited Partners in January 1997. The Partnership has two remaining properties. The Partnership has entered into a contract to sell the Glendale Fashion Center and is actively marketing the North Kent Mall for sale. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the quarters ended March 31, 1997 and 1996, the Partnership incurred interest expense on mortgage notes payable of $101,847 and $240,111 and paid interest expense of $102,443 and $240,374, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1997 are:

                                       Paid       Payable
                                    ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost     $30,185      $137,665


The General Partner made a contribution of $35,801 in connection with the settlement of certain litigation as further discussed in Note 6 of Notes to Financial Statements.

5. Investment in Joint Venture with Affiliates:

The Perimeter 400 Center Office Building was owned by a joint venture consisting of the Partnership and three affiliates. The Partnership's sharing percentage is 15.37%. In 1996, the joint venture sold the property. Pursuant to the terms of the sale, $1,750,000 of the proceeds will be retained by the joint venture until September 1997, of which $268,975 is the Partnership's share.

6. Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy, et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $35,801 to the Partnership, from which the plaintiff's counsel was paid $3,581 pursuant to the settlement agreement. In February 1997, the General Partner made a settlement payment of $32,220 ($0.08 per Interest) to members of the class pursuant to the settlement agreement. Of the total settlement amount, $16,056 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $16,164 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. The settlement had no material impact on the Partnership.

7. Contingency:

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

8. Subsequent Event:

In April 1997, the Partnership made a distribution of $1,181,416 ($2.75 per Interest) to the holders of Limited Partnership Interests which represents a regular quarterly distribution of available Cash Flow of $1.00 per Interest for the first quarter of 1997, and a special distribution of $1.75 per Interest from Cash Flow received from certain 1996 property sales.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-IV (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, make other junior mortgage loans and first mortgage loans. The Partnership raised $214,803,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-eight loans. As a result of the repayments, foreclosures and write-offs of loans in prior years, the Partnership has no loans in its portfolio as of March 31, 1997. Currently, the Partnership is operating two properties held for sale.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The 1996 sales of the Partnership's properties, which were generating income from operations prior to their sales, including the 1996 sale of the Perimeter 400 Center Office Building in which the Partnership held a minority joint venture interest, were the primary reason the Partnership recognized a net loss during the quarter ended March 31, 1997 as compared to net income for the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

As a result of the prepayment of the Stonehaven South Apartments loan in July 1996, interest income on loans receivable ceased in 1996.

Higher average cash balances were available for investment due to proceeds received by the Partnership from the 1996 property sales prior to distribution to Limited Partners in January 1997. This resulted in an increase in interest income on short-term investments in 1997 as compared to 1996.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. During the quarter ended March 31, 1997, the Partnership operated two properties. The funds advanced for these two properties by the Partnership total approximately

$11,900,000, representing approximately 6% of original funds advanced. The 1996 sales of the Partnership's properties, which were generating income from operations prior to their sales, was the primary reason the Partnership recognized a loss from real estate held for sale during 1997 as compared to income in 1996. The decrease in income of approximately $611,000 was partially offset by lower repairs and tenant improvements costs of approximately $150,000 at the North Kent Mall.

Participation in income of joint venture with affiliates represents the Partnership's 15.37% share of the operations from the Perimeter 400 Center Office Building. In December 1996, the joint venture sold the property. During 1997, the Partnership paid its share of additional expenses related to the joint venture's period of ownership. The combined effect of these events resulted in participation in loss of joint venture with affiliates in 1997 as compared to income in 1996.

During February 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership, which was recorded as an administrative expense. See Note 6 of Notes to Financial Statements for additional information. In addition, the Partnership incurred printing and postage costs in connection with its response to a January 1997 tender offer. As a result, administrative expenses increased by approximately $49,000 during 1997 as compared to 1996. During 1996, the Partnership incurred additional legal and portfolio management fees related to sold properties, which partially offset the increase by approximately $38,000.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of March 31, 1997 decreased by approximately $21,385,000 when compared to December 31, 1996 primarily due to the payment of a special distribution to Limited Partners in January 1997 of proceeds from the 1996 property sales. The Partnership received cash flow of approximately $291,000 from its operating activities, primarily from interest income earned on short-term interest bearing instruments, collection of receivables related to properties sold in 1996, net of administrative expenses. The Partnership used cash in its investing activities to make a contribution to the joint venture with affiliates of approximately $82,000. The Partnership's financing activities consisted of the payment of distributions to the Partners totaling approximately $19,466,000, an increase in restricted cash and cash equivalents of approximately $2,095,000, a contribution by the General Partner of approximately $36,000, and the payment of principal of approximately $70,000 on the mortgage notes payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1997 and 1996, North Kent Mall generated positive cash flow. However, significant leasing costs were incurred in 1996 at North Kent Mall in order to lease vacant space and renew existing tenant leases which were scheduled to expire during 1996. These costs were not included in classifying the cash flow performance of the mall in 1996 since they were non-recurring expenditures. Had these non-recurring expenditures been included, the property would have operated at a significant cash flow deficit during 1996. During 1997 and 1996, Glendale Fashion Center operated at a significant cash flow deficit. The Colony, Del Lago, Palm View, Pelican Pointe and Regency Club apartment complexes, which were sold in 1996, generated positive cash flow during the first quarter of 1996. In addition, the Perimeter 400 Center Office Building, the property in which the Partnership held a minority joint venture interest, was sold in December 1996 and generated a positive cash flow during the first quarter of 1996.

The Partnership's remaining assets are two shopping centers, one located in Glendale, California and one in Grand Rapids, Michigan. Currently, Glendale Fashion Center has no tenants in occupancy. The property continues to proceed through the local government entitlement process as part of the sale and redevelopment plan. This property is currently under contract for a sale price of $10,700,000 and the sale is scheduled to close in May 1997. North Kent Mall was impacted by a number of tenant bankruptcies in 1996 that led to the departure of several major tenants. Occupancy as of March 31, 1997 for North Kent Mall was 52%. After reviewing current market conditions, the General Partner determined that it is in the best interest of the Partnership to sell the North Kent Mall and therefore, is actively marketing the property for sale.

During 1996, the Partnership sold five properties and its minority joint venture interest in one additional property. A majority of the proceeds from the sales were distributed to Limited Partners in January 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The Partnership has two remaining properties as discussed above. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

The Partnership has one loan maturing within the next two years, a mortgage loan of approximately $1,753,000 collateralized by North Kent Mall. In March 1997, the Partnership and the lender executed an agreement effective as of January 1, 1997, pursuant to which, the maturity date of the loan was extended to September 1, 1997. If the property is sold prior to September 1, 1997, the Partnership is obligated to pay all amounts due pursuant to the loan terms plus an additional amount equal to 10% of the net sale proceeds, as defined by the agreement. In the event the property is not sold prior to September 1, 1997, title to the property will be conveyed to the lender pursuant to a deed in lieu of foreclosure on such date, and the Partnership will have no further obligations under the loan and no further interest in the property. The Partnership is marketing the property for sale to satisfy the obligation.

Pursuant to the sale agreement for the Regency Club Apartments, $250,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until January 1997, at which time the holdback was released in full.

In February 1997, the General Partner made a settlement payment of $32,220 ($.08 per Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy, et. al., v. Balcor Pension Investors, et. al. class action lawsuit. The General Partner made a contribution of $35,801 to the Partnership, from which the plaintiffs' counsel was paid $3,581 pursuant to the settlement agreement. Of the total settlement amount, $16,056 was paid to the original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $16,164 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

In April 1997, the Partnership paid a distribution of $1,181,416 ($2.75 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow of $1.00 per Interest for the first quarter of 1997 and a special distribution of $1.75 per Interest from Cash Flow received from the 1996 property sales. The level of the regular quarterly distribution is consistent with the amount distributed for the fourth quarter of 1996. Including the April 1997 distribution, Limited Partners have received cash distributions totaling $641.98 per $500 Interest. Of this amount, $328.85 represents Cash Flow from operations and $313.13 represents a return of Original Capital. In April 1997, the Partnership also paid $98,451 to the General Partner as its distributive share of Cash Flow distributed for the first quarter of 1997, and made a contribution to the Early Investment Incentive Fund of $32,817. Future distributions will be made from available sale proceeds from the Partnership's remaining properties, as to which there can be no assurances.

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

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 5.  Other Information
--------------------------

Glendale Fashion Center
----------------------

As previously reported, on October 10, 1996, the Partnership entered into a contract to sell the Glendale Fashion Center, Glendale, California, to an unaffiliated party, Vestar Development Co., an Arizona corporation. The sale price is $10,700,000. Pursuant to an agreement between the purchaser and the Partnership, the purchaser has the option to extend the originally scheduled closing date of March 31, 1997 for up to four 30 day periods upon three business days' advance notice to the Partnership and the deposit of additional earnest money. The purchaser has exercised options to extend the closing date to May 30, 1997 and has deposited $150,000 as additional earnest money.

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

(c)(iii) Second Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit (10)(c)(iii) to the Partnership's Report in Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(c)(iv) Third Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit
(10)(c)(iv) to the Partnership's Report in Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(c)(v) Fourth Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit
(10)(c)(v) to the Partnership's Report in Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(c)(vi) Fifth Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit
(10)(c)(vi) to the Partnership's Report in Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(c)(vii) Sixth Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit
(10)(c)(vii) to the Partnership's Report in Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(c)(viii) Seventh Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit (10)(c)(viii) to the Partnership's Report in Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(c)(ix) Eighth Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, is attached hereto.

(c)(x) Extension Letter dated April 25, 1997 relating to the sale of Glendale Fashion Center, Glendale, California, is attached hereto.

(d) Agreement of Sale and attachment thereto relating to the sale of Perimeter 400 Center, Fulton County, Georgia, previously filed as Exhibit (2) to the Partnership's Report on Form 8-K dated December 2, 1996, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ended March 31, 1997 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended March 31, 1997.

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



Date:  May 9, 1997
      ---------------