Form 10-Q
period 1997-06-30
BALCOR PENSION INVESTORS IV
filed 1997-08-11
CIK 709329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (UNAUDITED)

                                    ASSETS
                                                  1997            1996
                                            --------------  --------------
Cash and cash equivalents                   $   6,445,283   $  29,204,900
Cash and cash equivalents - Early
  Investment Incentive Fund                     2,457,252         185,167
Accounts and accrued interest receivable          278,390       1,092,340
Prepaid expenses                                   19,901          54,692
                                            --------------  --------------
                                                9,200,826      30,537,099
                                            --------------  --------------
Real estate held for sale (net of allowance
  of $4,608,000 in 1997 and $4,023,000
  in 1996)                                     12,673,400      13,258,400

Investment in joint venture with affiliates       268,975         268,975
                                            --------------  --------------
                                               12,942,375      13,527,375
                                            --------------  --------------
                                            $  22,143,201   $  44,064,474
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued real estate taxes
  payable                                   $     200,347   $     533,906
Due to affiliates                                 140,803         145,771
Security deposits                                  12,489          12,489
Mortgage notes payable                          3,742,684       3,883,828
                                            --------------  --------------
    Total liabilities                           4,096,323       4,575,994
                                            --------------  --------------
Commitments and contingencies

Limited Partners' capital (429,606
  Interests issued and outstanding)            27,409,807      48,752,958

Less Interests held by Early Investment
  Incentive Fund (41,330 in 1997 and 1996)     (9,264,478)     (9,264,478)
                                            --------------  --------------
                                               18,145,329      39,488,480
General Partner's deficit                         (98,451)           None
                                            --------------  --------------
    Total partners' capital                    18,046,878      39,488,480
                                            --------------  --------------
                                            $  22,143,201   $  44,064,474
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)

                                                  1997            1996
                                            --------------  --------------
Income:
  Interest on loan receivable                               $      84,570
  Interest on short-term investments        $     314,997         105,849
  Settlement income                                75,000
                                            --------------  --------------
      Total income                                389,997         190,419
                                            --------------  --------------
Expenses:
  Loss (income) from operations of real
    estate held for sale                          144,399        (991,508)
  Participation in loss (income) of joint
    venture with affiliates                        81,930        (200,943)
  Provision for potential losses on
    real estate                                   585,000       2,000,000
  Administrative                                  423,984         583,253
                                            --------------  --------------
      Total expenses                            1,235,313       1,390,802
                                            --------------  --------------
Net loss                                    $    (845,316)  $  (1,200,383)
                                            ==============  ==============
Net loss allocated to General Partner                None   $     (90,029)
                                            ==============  ==============
Net loss allocated to Limited Partners      $    (845,316)  $  (1,110,354)
                                            ==============  ==============
Net loss per average number of
  Limited Partnership Interests outstanding
  (388,276 in 1997 and 394,684 in 1996)     $       (2.18)  $       (2.81)
                                            ==============  ==============
Distributions to General Partner            $     134,252   $      71,602
                                            ==============  ==============
Settlement Distribution to Limited Partners $      16,056            None
                                            ==============  ==============
Distributions to Limited Partners           $  20,481,779   $     789,382
                                            ==============  ==============
Distributions per Limited Partnership
  Interest                                  $       52.75   $        2.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (UNAUDITED)

                                                  1997            1996
                                            --------------  --------------
Income:
  Interest on loan receivable                               $      53,165
  Participation in income of joint
    venture with affiliates                                       120,215
  Interest on short-term investments        $     121,377          52,483
  Settlement income                                75,000
                                            --------------  --------------
      Total income                                196,377         225,863
                                            --------------  --------------
Expenses:
  Loss (income) from operations of real
    estate held for sale                           57,984        (616,572)
  Provision for potential losses on
    real estate                                   585,000       2,000,000
  Administrative                                  242,003         426,581
                                            --------------  --------------
      Total expenses                              884,987       1,810,009
                                            --------------  --------------
Net loss                                    $    (688,610)  $  (1,584,146)
                                            ==============  ==============
Net loss allocated to General Partner                None   $    (118,811)
                                            ==============  ==============
Net loss allocated to Limited Partners      $    (688,610)  $  (1,465,335)
                                            ==============  ==============
Net loss per average number of
  Limited Partnership Interests outstanding
  (388,276 in 1997 and 394,684 in 1996)     $       (1.78)  $       (3.71)
                                            ==============  ==============
Distribution to General Partner             $      98,451   $      35,801
                                            ==============  ==============
Distribution to Limited Partners            $   1,067,770   $     394,691
                                            ==============  ==============
Distribution per Limited Partnership
  Interest                                  $        2.75   $        1.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)

                                                  1997            1996
                                            --------------  --------------
Operating activities:
  Net loss                                  $    (845,316)  $  (1,200,383)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Participation in loss (income) of
        joint  venture with affiliates             81,930        (200,943)
      Provision for potential losses on
        real estate                               585,000       2,000,000
      Amortization of deferred expenses                            11,265
      Net change in:
        Escrow deposits                                           (27,556)
        Accounts and accrued interest
          receivable                              813,950         216,372
        Prepaid expenses                           34,791        (191,461)
        Accounts and accrued real estate
          taxes payable                          (333,559)        196,238
        Due to affiliates                          (4,968)         19,268
        Other liabilities                                          24,870
                                            --------------  --------------
  Net cash provided by operating activities       331,828         847,670
                                            --------------  --------------

Investing activities:
  Capital contribution to joint venture with
    an affiliate                                  (81,930)
  Distributions from joint venture
    with affiliates                                               105,209
  Collection of pricipal payments on
    loan receivable                                                69,095
  Additions to real estate                                       (378,028)
                                            --------------  --------------
  Net cash used in investing activities           (81,930)       (203,724)
                                            --------------  --------------

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)
                                  (CONTINUED)


Financing activities:
  Distributions to Limited Partners           (20,497,835)       (789,382)
  Distributions to General Partner               (134,252)        (71,602)
  Contribution by General Partner                  35,801
  Change in cash and cash equivalents -
    Early Investment Incentive Fund            (2,272,085)         48,756
  Repurchase of Limited Partnership
    Interests                                                    (147,882)
  Principal payments on mortgage notes
    payable                                      (141,144)       (250,913)
                                            --------------  --------------
  Net cash used in financing activities       (23,009,515)     (1,211,023)
                                            --------------  --------------
Net change in cash and cash equivalents       (22,759,617)       (567,077)
Cash and cash equivalents at beginning
  of year                                      29,204,900       4,220,385
                                            --------------  --------------
Cash and cash equivalents at end of period  $   6,445,283   $   3,653,308
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997 and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold five properties and its minority joint venture interest in one additional property. A majority of the proceeds from the sales were distributed to Limited Partners in January 1997. The Partnership has entered into a contract to sell the Glendale Fashion Center. It is expected that the lender on North Kent Mall will acquire the property in September 1997. However, the Partnership still retains an interest in an Outlot, which it will market for sale. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the six months ended June 30, 1997 and 1996, the Partnership incurred interest expense on mortgage notes payable of $201,047 and $476,007 and paid interest expense of $202,602 and $476,428, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1997 are:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost   $ 83,581       $ 53,396    $ 140,803

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

6. Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy, et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $35,801 to the Partnership, from which the plaintiff's counsel was paid $3,581 pursuant to the settlement agreement. In February 1997, the General Partner made a settlement payment of the remaining $32,220 ($0.08 per Interest) to members of the class pursuant to the settlement agreement. Of the settlement amount, $16,056 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $16,164 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. The settlement had no material impact on the Partnership.

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

8. Subsequent Event:

In July 1997, the Partnership made a distribution of $859,212 ($2.00 per Interest) to the holders of Limited Partnership Interests which represents a distribution of available Cash Flow for the second quarter of 1997.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-IV (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, make other junior mortgage loans and first mortgage loans. The Partnership raised $214,803,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-eight loans. As a result of the repayments, foreclosures and write-offs of loans in prior years, the Partnership has no loans in its portfolio as of June 30, 1997. Currently, the Partnership has entered into a contract for the sale of the Glendale Fashion Center and is expected that the lender on North Kent Mall will acquire title to the property except for an Outlot, as discussed below.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized provisions for potential losses on real estate related to the North Kent Mall of $2,000,000 and $585,000 during the second quarters of 1996 and 1997, respectively. In addition, the Partnership generated a loss from operations of real estate held for sale during 1997 as compared to income during 1996 primarily due to the 1996 sales of the Partnership's properties, which were generating income from operations prior to their sales, including the Perimeter 400 Center Office Building in which the Partnership held a minority joint venture interest. These events resulted in a decrease in the net loss during the six months and quarter ended June 30, 1997 as compared to the same periods in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the six months and quarters ended June 30, 1997 and 1996.

As a result of the prepayment of the Stonehaven South Apartments loan in July 1996, interest income on loan receivable ceased in 1996.

Higher average cash balances were available for investment due to proceeds received by the Partnership from the 1996 property sales prior to distribution to Limited Partners in January 1997. This resulted in an increase in interest income on short-term investments in 1997 as compared to 1996.

In June 1997, the Partnership received $75,000 as a final payment related to the October 1996 settlement with a former tenant of the 240 East Ontario Office Building which was sold in 1993. The settlement related to rental income owed to the Partnership pursuant to the terms of the tenant's lease. This amount was recognized as settlement income for financial statement purposes.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At June 30, 1997, the Partnership was operating two properties. The funds advanced for these two properties by the Partnership total approximately $11,900,000, representing approximately 6% of original funds advanced. The 1996 sales of the Partnership's properties, which were generating income from operations prior to their sales, resulted in a significant decrease in income from operations of real estate held for sale during 1997. In addition, the Glendale Fashion Center operated at a loss during 1997 and 1996. These were the primary reasons the Partnership recognized a loss from real estate held for sale during 1997 as compared to income in 1996.

Participation in loss (income) of joint venture with affiliates represents the Partnership's 15.37% share of the operations from the Perimeter 400 Center Office Building. In December 1996, the joint venture sold the property. During the first quarter of 1997, the Partnership paid its share of additional expenses related to the property. As a result, the Partnership recognized participation in loss of joint venture with affiliates during the six months ended June 30, 1997 as compared to income during the same period in 1996.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties. Determinations of fair value are made periodically on the basis of assessments of property operations and estimated sales prices less closing costs. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize any provisions for potential losses for its loan during the six months ended June 30, 1996. The Partnership recognized provisions of $585,000 and $2,000,000 related to the North Kent Mall during the six months ended June 30, 1997 and 1996, respectively, to provide for the change in the estimate of the fair value of the property. This property is fully reserved at June 30, 1997.

The Partnership incurred higher professional fees in 1996 in connection with the valuation of the Partnership's assets. This was the primary reason for the decrease in administrative expenses during 1997 as compared to 1996. The Partnership also incurred higher accounting and portfolio management fees during 1996 which contributed to the decrease.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of June 30, 1997 decreased by approximately $22,760,000 when compared to December 31, 1996 primarily due to the payment of special distributions to Limited Partners in January and April 1997 with proceeds from the 1996 property sales. The Partnership received cash flow of approximately $332,000 from its operating activities, primarily from interest income earned on short-term interest bearing instruments and the collection of receivables related to properties sold in 1996, net of administrative expenses. The Partnership used cash in its investing activities to make a contribution to the joint venture with affiliate of approximately $82,000. The Partnership's financing activities consisted of the payment of distributions to the Partners totaling approximately $20,632,000, an increase in restricted cash and cash equivalents of approximately $2,272,000 due to the discontinuance of the repurchase of Interests from Limited Partners, a contribution by the General Partner of approximately $36,000, and the payment of principal of approximately $142,000 on the mortgage notes payable.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1997 and 1996, North Kent Mall generated positive cash flow. However, significant leasing costs were incurred in 1996 at North Kent Mall in order to lease vacant space and renew existing tenant leases which were scheduled to expire during 1996. These costs were not included in classifying the cash flow performance of the mall in 1996 since they were nonrecurring expenditures. Had these nonrecurring expenditures been included, the property would have operated at a significant cash flow deficit during 1996. During 1997 and 1996, the Glendale Fashion Center operated at a significant cash flow deficit. The Colony, Del Lago, Palm View, Pelican Pointe and Regency Club apartment complexes, which were sold in 1996, generated positive cash flow prior to their sale. In addition, the Perimeter 400 Center Office Building, the property in which the Partnership held a minority joint venture interest, was sold in December 1996 and generated positive cash flow prior to its sale.

The Partnership's remaining assets are two shopping centers: Glendale Fashion Center located in Glendale, California and North Kent Mall located in Grand Rapids, Michigan. Currently, Glendale Fashion Center has no tenants in occupancy. The property continues to proceed through the local government entitlement process as part of a sale and redevelopment plan. This property is currently under contract for a sale price of $10,700,000 and the sale is scheduled to close on August 28, 1997.

North Kent Mall, with the exception of one outlot (the "Outlot"), is collateralized by a mortgage loan of approximately $1,689,000. The Outlot is collateralized by a separate mortgage loan. The Partnership and the holder (the "Lender") of the mortgage loan collateralized by the North Kent Mall executed an agreement effective as of January 1, 1997, pursuant to which the maturity date of the loan was extended to September 1, 1997. If North Kent Mall is sold prior to September 1, 1997, the Partnership is obligated to pay all amounts due pursuant to the loan terms plus an additional amount equal to 10% of the net sale proceeds, as defined by the agreement. In the event no sale occurs by September 1, 1997, title to North Kent Mall will be conveyed on such date to the Lender pursuant to a deed in lieu of foreclosure. As of June 30, 1997, occupancy at North Kent Mall was 48%, partially as a result of a number of tenant bankruptcies which led to the departure of several major tenants. It is unlikely that the Partnership will complete a sale of North Kent Mall prior to September 1, 1997. Therefore, it is expected that the Lender will obtain title pursuant to a deed in lieu of foreclosure on such date, after which the Partnership will have no further obligations under the loan and no further interest in North Kent Mall.

The Outlot collateralizes a mortgage loan of approximately $783,000 which matures in 2010. The Partnership intends to separately market the Outlot for sale.

During 1996, the Partnership sold five properties and its minority joint venture interest in one additional property. A majority of the proceeds from the 1996 sales were distributed to Limited Partners in January and April 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The Partnership has two remaining properties as discussed above. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

Pursuant to the sale agreement for the Regency Club Apartments, $250,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until January 1997, at which time the funds were released in full.

Pursuant to the sale agreement for the Perimeter 400 Center Office Building, which was owned by a joint venture consisting of the Partnership and three affiliates, $1,750,000 of the sale proceeds was retained by the joint venture and is unavailable for distribution until September 1997. The Partnership's share is $268,975.

In June 1997, the Partnership received $75,000 as a final payment related to an October 1996 settlement with a former tenant at the 240 East Ontario Office Building which was sold in 1993. The settlement relates to rental income owed to the Partnership under the terms of the tenant's lease.

In February 1997, the General Partner made a settlement payment of $32,220 ($.08 per Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy, et. al., v. Balcor Pension Investors, et. al. class action lawsuit. The General Partner made a contribution of $35,801 to the Partnership, from which the plaintiffs' counsel was paid $3,581 pursuant to the settlement agreement. Of the settlement amount, $16,056 was paid to the original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $16,164 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

In July 1997, the Partnership paid a distribution of $859,212 ($2.00 per Interest) to the holders of Limited Partnership Interests which represents a distribution of available Cash Flow for the second quarter of 1997. Including the July 1997 distribution, Limited Partners have received cash distributions totaling $643.98 per $500 Interest. Of this amount, $330.85 represents Cash Flow from operations and $313.13 represents a return of Original Capital. In July 1997, the Partnership also paid $71,601 to the General Partner as its distributive share of Cash Flow distributed for the first quarter of 1997, and made a contribution to the Early Investment Incentive Fund of $23,867. Future distributions will be made from available sale proceeds from the Partnership's remaining properties, as to which there can be no assurances.

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

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

Glendale Fashion Center
-----------------------

As previously reported, on October 10, 1996, the Partnership contracted to sell the Glendale Fashion Center, Glendale, California, to an unaffiliated party, Vestar Development Co., an Arizona corporation. The sale price is $10,700,000. Pursuant to an agreement between the purchaser and the Partnership, the purchaser had the option to extend the closing date originally scheduled for March 31, 1997 for up to four 30 day periods upon three business days advance notice to the Partnership and the deposit of additional earnest money. The purchaser and the Partnership have executed an amendment to the agreement of sale permitting two additional 30 day extensions through September 27, 1997. The purchaser has currently exercised options to extend the closing date to August 28, 1997 and deposited additional earnest money for a total of $450,000 of earnest money held in the escrow account.

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

(c)(iii) Second Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit (10)(c)(iii) to the Partnership's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(c)(iv) Third Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit
(10)(c)(iv) to the Partnership's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(c)(v) Fourth Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit
(10)(c)(v) to the Partnership's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(c)(vi) Fifth Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit
(10)(c)(vi) to the Partnership's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(c)(vii) Sixth Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit
(10)(c)(vii) to the Partnership's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(c)(viii) Seventh Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit (10)(c)(viii) to the Partnership's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(c)(ix) Eighth Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit
(10)(c)(ix) to the Partnership's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

(c)(x) Extension Letter dated April 25, 1997 relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit (10)(c)(x) to the Partnership's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

(c)(xi) Ninth Amendment to Agreement of Sale relating to the sale of Glendale Fashion Square, Glendale, California, is attached hereto.

(c)(xii) Extension Letter dated July 24, 1997 relating to the sale of Glendale Fashion Center, Glendale, California, is attached hereto.

(d) Agreement of Sale and attachment thereto relating to the sale of Perimeter 400 Center, Fulton County, Georgia, previously filed as Exhibit (2) to the Partnership's Report on Form 8-K dated December 2, 1996, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six months ended June 30, 1997 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended June 30, 1997.

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



Date:  August 11, 1997
      ----------------------