Form 10-Q
period 1997-09-30
BALCOR PENSION INVESTORS IV
filed 1997-11-14
CIK 709329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                 1997            1996
                                            --------------  --------------
Cash and cash equivalents                   $   5,768,763   $  29,204,900
Cash and cash equivalents - Early
  Investment Incentive Fund                     2,597,316         185,167
Accounts and accrued interest receivable          164,568       1,092,340
Prepaid expenses                                   19,901          54,692
                                            --------------  --------------
                                                8,550,548      30,537,099
                                            --------------  --------------
Real estate held for sale (net of allowance
  of $1,491,800 in 1997 and $4,023,000
  in 1996)                                     10,904,343      13,258,400

Investment in joint venture with affiliates                       268,975
                                            --------------  --------------
                                               10,904,343      13,527,375
                                            --------------  --------------
                                            $  19,454,891   $  44,064,474
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued real estate taxes
  payable                                   $     132,926   $     533,906
Due to affiliates                                 131,773         145,771
Security deposits                                                  12,489
Mortgage notes payable                          2,046,740       3,883,828
                                            --------------  --------------
    Total liabilities                           2,311,439       4,575,994
                                            --------------  --------------
Commitments and contingencies

Limited Partners' capital (429,606
  Interests issued and outstanding)            26,577,982      48,752,958

Less Interests held by Early Investment
  Incentive Fund (41,330 in 1997 and 1996)     (9,264,478)     (9,264,478)
                                            --------------  --------------
                                               17,313,504      39,488,480

                         BALCOR PENSION INVESTORS - IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)
                                  (Continued)


                                                 1997            1996
                                            --------------  --------------

General Partner's deficit                        (170,052)           None
                                            --------------  --------------
    Total partners' capital                    17,143,452      39,488,480
                                            --------------  --------------
                                            $  19,454,891   $  44,064,474
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS - IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)


                                                 1997            1996
                                            --------------  --------------
Income:
  Interest on loan receivable                               $     129,301
  Interest on short-term investments        $     436,920         170,494
  Settlement income                                75,000
                                            --------------  --------------
    Total income                                  511,920         299,795
                                            --------------  --------------
Expenses:
  Loss (income) from operations of real
    estate held for sale                          201,545      (1,386,241)
  Participation in loss (income) of joint
    venture with affiliates                        81,930        (300,020)
  Provision for potential losses on
    real estate                                 2,354,057       2,694,330
  Administrative                                  544,026         903,558
                                            --------------  --------------
      Total expenses                            3,181,558       1,911,627
                                            --------------  --------------
Loss before gain on prepayment of loan
  receivable and extraordinary item            (2,669,638)     (1,611,832)

Gain on prepayment of loan receivable                             786,766
                                            --------------  --------------
Loss before extraordinary item                 (2,669,638)       (825,066)

Extraordinary item:
  Gain on forgiveness of debt                   1,769,057
                                            --------------  --------------
Net loss                                    $    (900,581)  $    (825,066)
                                            ==============  ==============
Loss before extraordinary item
  allocated to General Partner                       None   $     (61,880)
                                            ==============  ==============
Loss before extraordinary item
  allocated to Limited Partners             $  (2,669,638)  $    (763,186)
                                            ==============  ==============
Loss before extraordinary item per average
  number of Limited Partnership Interests
  outstanding (388,276 in 1997 and 394,263
  in 1996)                                  $       (6.88)          (1.94)
                                            ==============  ==============

                         BALCOR PENSION INVESTORS - IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Extraordinary item allocated to
  General Partner                                    None            None
                                            ==============  ==============
Extraordinary item allocated to
  Limited Partners                          $   1,769,057            None
                                            ==============  ==============
Extraordinary item per average number of
  Limited Partnership Interests outstanding
  (388,276 in 1997 and 394,263 in 1996)     $        4.56            None
                                            ==============  ==============
Net loss allocated to General Partner                None   $     (61,880)
                                            ==============  ==============
Net loss allocated to Limited Partners      $    (900,581)  $    (763,186)
                                            ==============  ==============
Net loss per average number of Limited
  Partnership Interests outstanding         $       (2.32)  $       (1.94)
  (388,276 in 1997 and 394,263 in 1996)     ==============  ==============

Distributions to General Partner            $     205,853   $     107,403
                                            ==============  ==============
Settlement Distribution to Limited Partners $      16,056            None
                                            ==============  ==============
Distributions to Limited Partners           $  21,258,339   $   1,182,827
                                            ==============  ==============
Distributions per Limited Partnership
  Interest                                  $       54.75   $        3.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS - IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)

                                                1997            1996
                                            --------------  --------------
Income:
  Interest on loan receivable                               $      44,731
  Participation in income of joint                                 99,077
    venture with affiliates
  Interest on short-term investments        $     121,923          64,645
                                            --------------  --------------
    Total income                                  121,923         208,453
                                            --------------  --------------
Expenses:
  Loss (income) from operations of real
    estate held for sale                           57,146        (394,733)
  Provision for potential losses on
    real estate                                 1,769,057         694,330
  Administrative                                  120,042         320,305
                                            --------------  --------------
      Total expenses                            1,946,245         619,902
                                            --------------  --------------
Loss before gain on prepayment of loan
  receivable and extraordinary item            (1,824,322)       (411,449)

Gain on prepayment of loan receivable                             786,766
                                            --------------  --------------
(Loss) income before extraordinary item        (1,824,322)        375,317

Extraordinary item:
  Gain on forgiveness of debt                   1,769,057
                                            --------------  --------------
Net (loss) income                           $     (55,265)  $     375,317
                                            ==============  ==============
Income before extraordinary item
  allocated to General Partner                       None   $      28,149
                                            ==============  ==============
(Loss)income before extraordinary item
  allocated to Limited Partners             $  (1,824,322)  $     347,168
                                            ==============  ==============
(Loss)income before extraordinary item per
 average number of Limited Partnership
 Interests outstanding (388,276 in 1997
 and 394,263 in 1996)                       $       (4.70)  $        0.88
                                            ==============  ==============
Extraordinary item allocated to
  General Partner                                    None            None
                                            ==============  ==============

                         BALCOR PENSION INVESTORS - IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                1997            1996
                                            --------------  --------------
Extraordinary item allocated to
  Limited Partners                          $   1,769,057            None
                                            ==============  ==============
Extraordinary item per average number of
  Limited Partnership Interests outstanding
  (388,276 in 1997 and 394,263 in 1996)     $        4.56            None
                                            ==============  ==============
Net income allocated to General Partner              None   $      28,149
                                            ==============  ==============
Net (loss) income allocated to Limited
  Partners                                  $     (55,265)  $     347,168
                                            ==============  ==============
Net (loss) income per average number of
 Limited Partnership Interests outstanding
  (388,276 in 1997 and 394,263 in 1996)     $       (0.14)  $        0.88
                                            ==============  ==============
Distribution to General Partner             $      71,601   $      35,801
                                            ==============  ==============
Distribution to Limited Partners            $     776,560   $     393,445
                                            ==============  ==============
Distribution per Limited Partnership
  Interest                                  $        2.00   $        1.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS - IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)


                                                 1997            1996
                                            --------------  --------------
Operating activities:
  Net loss                                  $    (900,581)  $    (825,066)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Gain on forgiveness of debt              (1,769,057)
      Gain on prepayment of loan
        receivable                                               (786,766)
      Participation in loss (income) of
        joint venture with affiliates              81,930        (300,020)
      Provision for potential losses on
        real estate                             2,354,057       2,694,330
      Amortization of deferred expenses                            16,897
      Net change in:
        Escrow deposits                                          (119,645)
        Accounts and accrued interest
          receivable                              927,772         186,501
        Prepaid expenses                           34,791        (103,551)
        Accounts and accrued real estate
          taxes payable                          (286,289)        233,275
        Due to affiliates                         (13,998)         56,653
        Other liabilities                          (3,000)         (7,263)
                                            --------------  --------------
  Net cash provided by operating activities       425,625       1,045,345
                                            --------------  --------------
Investing activities:
  Capital contribution to joint venture
    with affiliate                                (81,930)
  Distributions from joint venture
    with affiliates                               268,975         216,807
  Collection of principal payments on
    loan receivable                                             2,444,552
  Additions to real estate                                       (378,028)
  Proceeds from sale of real estate                             5,750,000
  Costs incurred in connection with sale
    of real estate                                               (223,330)
                                            --------------  --------------
  Net cash provided by investing activities       187,045       7,810,001
                                            --------------  --------------

                         BALCOR PENSION INVESTORS - IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                 1997            1996
                                           --------------  --------------
Financing activities:
  Distributions to Limited Partners           (21,274,395)     (1,182,827)
  Distributions to General Partner               (205,853)       (107,403)
  Contribution by General Partner                  35,801
  Change in cash and cash equivalents -
    Early Investment Incentive Fund            (2,412,149)        143,023
  Repurchase of Limited Partnership
    Interests                                                    (292,447)
  Principal payments on mortgage notes
    payable                                      (192,211)       (330,885)
                                            --------------  --------------
  Net cash used in financing activities       (24,048,807)     (1,770,539)
                                            --------------  --------------
Net change in cash and cash equivalents       (23,436,137)      7,084,807
Cash and cash equivalents at beginning
  of year                                      29,204,900       4,220,385
                                            --------------  --------------
Cash and cash equivalents at end of period  $   5,768,763   $  11,305,192
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997 and all such adjustments are of a normal and recurring nature.

(b) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the loss allocations between the partners have been adjusted for financial statement purposes in 1997.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. In September 1997, the lender on North Kent Mall acquired the property pursuant to a deed in lieu of foreclosure; however, the Partnership still owns an outlot at the property, which it is currently marketing for sale. The Partnership has entered into a contract to sell the Glendale Fashion Center. During 1996, the Partnership sold five properties and its minority joint venture interest in one additional property. A majority of the proceeds from the sales were distributed to Limited Partners in January and April 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 8 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the nine months ended September 30, 1997 and 1996, the Partnership incurred interest expense on mortgage notes payable of $282,285 and $709,477 and paid interest expense of $286,111 and $709,888, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1997 are:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    -----------   --------   ----------
   Reimbursement of expenses to
     the General Partner, at cost     $ 125,997   $ 42,416    $ 131,773

The General Partner made a contribution of $35,801 in connection with the settlement of certain litigation as further discussed in Note 7 of Notes to Financial Statements.

5. Real Estate Relinquished through Foreclosure:

North Kent Mall is composed of two portions, a shopping center (the "Mall") and a land parcel on which a theater is located (the "North Kent Outlot"), each of which is collateralized by a mortgage loan from a different lender. In September 1997, the lender of the mortgage loan collateralized by the Mall took title to the property pursuant to a deed in lieu of foreclosure. In connection with the foreclosure, the Partnership recognized a $1,769,057 extraordinary gain on forgiveness of debt. In addition, the Partnership recognized a $1,769,057 provision for losses equal to the carrying value of the property. For financial statement purposes, the basis of the Mall was written off against the previously established loss allowance at $4,885,287 related to this property. The Partnership continues to own the North Kent Outlot.

6. Investment in Joint Venture with Affiliates:

The Perimeter 400 Center Office Building was owned by a joint venture consisting of the Partnership and three affiliates. The Partnership's sharing percentage was 15.37%. In 1996, the joint venture sold the property. Pursuant to the terms of the sale, $1,750,000 of the proceeds were retained by the joint venture until September 1997, at which time the funds were released in full. The Partnership's share was $268,975.

7. Settlement of Litigation:

(a) A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy, et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $35,801 to the Partnership, from which the plaintiff's counsel was paid $3,581 pursuant to the settlement agreement. In February 1997, the General Partner made a settlement payment of the remaining $32,220 ($0.08 per Interest) to members of the class pursuant to the settlement agreement. Of the settlement amount, $16,056 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $16,164 was paid to original investors who previously sold their Interests in the

Partnership. This amount was recorded as an administrative expense in the Financial Statements. Similar contributions and payments were made on the seven other partnerships included in the lawsuit in addition to those payments described above. The Balcor Company paid an additional $635,000 to the plaintiffs' class counsel and The Balcor Company received approximately $946,000 from the eight partnerships as a reimbursement of its legal expenses, of which $169,393 was the Partnership's share. The settlement had no material impact on the Partnership.

(b) In October 1996, the Partnership reached a settlement totaling $750,000 with a former tenant at the 240 East Ontario Office Building (which was sold in 1993) for rental income owed to the Partnership pursuant to the terms of the tenant's lease. Under the terms of the settlement, the Partnership received $675,000 in 1996. In June 1997, the Partnership received a final payment of $75,000, which was recognized as settlement income for financial statement purposes.

8. Contingency:

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

9. Subsequent Event:

In October 1997, the Partnership made a distribution of $859,212 ($2.00 per Interest) to the holders of Limited Partnership Interests which represents a special distribution of Mortgage Reductions primarily from the release of sale holdbacks on the Regency Club Apartments and Perimeter 400 Center Office Building.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-IV (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, make other junior mortgage loans and first mortgage loans. The Partnership raised $214,803,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-eight loans. As a result of the repayments, foreclosures and write-offs of loans in prior years, the Partnership has no loans in its portfolio as of September 30, 1997. In September 1997, the lender on North Kent Mall acquired title to the property pursuant to a deed in lieu of foreclosure; however, the Partnership still owns an outlot at the property (the "North Kent Outlot"), which it is currently marketing for sale. The Partnership has entered into a contract for the sale of the Glendale Fashion Center.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized a gain on forgiveness of debt in September 1997 related to the North Kent Mall foreclosure. The Partnership generated a loss from operations of real estate held for sale during 1997 as compared to income during 1996 primarily due to the 1996 sales of five of the Partnership's properties, which were generating income from operations prior to their sales, including the Perimeter 400 Center Office Building in which the Partnership held a minority joint venture interest. In addition, the Partnership recognized a gain in July 1996 related to the Stonehaven South Apartments loan prepayment. The net effect of these events resulted in an increase in the net loss during the nine months ended September 30, 1997 as compared to the same period in 1996, and a net loss during the quarter ended September 30, 1997 as compared to net income during the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the nine months and quarters ended September 30, 1997 and 1996.

As a result of the prepayment of the Stonehaven South Apartments loan in July 1996, interest income on loan receivable ceased. In addition, the Partnership recognized a gain of $786,766 in 1996 in connection with the prepayment of the loan receivable.

Higher average cash balances were available for investment primarily due to proceeds received by the Partnership from the 1996 property sales prior to distribution to Limited Partners in January 1997. This resulted in an increase in interest income on short-term investments in 1997 as compared to 1996. In addition, higher average cash balances were available for investment in the Early Investment Incentive Fund due to the discontinuance of repurchases of Interests from Limited Partners in February 1997, which was the primary reason for the increase in interest income on short-term investments during the quarter ended September 30, 1997 as compared to the same period in 1996.

In June 1997, the Partnership received $75,000 as a final payment related to the October 1996 settlement with a former tenant of the 240 East Ontario Office Building which was sold in 1993. The settlement related to rental income owed to the Partnership pursuant to the terms of the tenant's lease. This amount was recognized as settlement income for financial statement purposes.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At September 30, 1997, the Partnership was operating the Glendale Fashion Center and the North Kent Outlot. The funds advanced for these two investments by the Partnership total approximately $8,066,000, representing approximately 4% of original funds advanced. In September 1997, the lender on North Kent Mall acquired the property pursuant to a deed in lieu of foreclosure, with the exception of the North Kent Outlot. The North Kent Mall was generating income prior to foreclosure. In 1996 the Partnership sold five properties, which were generating income from operations prior to their sales which resulted in a significant decrease in income from operations of real estate held for sale during 1997. In addition, the Glendale Fashion Center operated at a loss during 1997 and 1996. These were the primary reasons the Partnership recognized a loss from real estate held for sale during 1997 as compared to income in 1996.

Participation in loss (income) of joint venture with affiliates represents the Partnership's 15.37% share of the operations from the Perimeter 400 Center Office Building. In December 1996, the joint venture sold the property. During the first quarter of 1997, the Partnership paid its share of additional expenses related to the property. As a result, the Partnership recognized participation in loss of joint venture with affiliates during the nine months ended September 30, 1997 as compared to income during the same period in 1996.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties. Determinations of fair value are made periodically on the basis of assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize any provisions for potential losses for its loan during the nine months ended September 30, 1996. The Partnership recognized provisions of $2,354,057 related to the North Kent Mall during the nine months ended September 30, 1997, and $2,694,330 related to the North Kent Mall and the Del Lago and Regency Club apartment complexes during the nine months ended September 30, 1996 to provide for changes in the estimates of the fair values of the properties. The Partnership wrote off allowances of $4,885,257 in connection with the foreclosure of the North Kent Mall in 1997.

The Partnership incurred additional legal, investor processing, consulting, printing and postage costs in connection with its response to a tender offer and certain related litigation during 1996. This was the primary reason for the decrease in administrative expenses during 1997 as compared to 1996. The Partnership also incurred higher portfolio management fees during 1996 which contributed to the decrease.

In September 1997, the Partnership recognized a $1,769,057 extraordinary gain on forgiveness of debt in connection with the North Kent Mall foreclosure. See Liquidity and Capital Resources, below, for additional information.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of September 30, 1997 decreased by approximately $23,436,000 when compared to December 31, 1996 primarily due to the payment of a special distribution to Limited Partners in January 1997 of proceeds from the 1996 property sales. The Partnership received cash flow of approximately $426,000 from its operating activities, primarily from interest income earned on short-term interest bearing instruments and the collection of receivables related to properties sold in 1996, net of administrative expenses. The Partnership received cash from its investing activities from net distributions from joint venture with affiliates totaling approximately $187,000. The Partnership's financing activities consisted of the payment of distributions to the Partners totaling approximately $21,481,000, an increase in restricted cash and cash equivalents of approximately $2,412,000 due to the discontinuance of the repurchase of Interests from Limited Partners in February 1997, a contribution by the General Partner of approximately $36,000, and the payment of principal of approximately $192,000 on the mortgage notes payable. In addition, in October 1997 the Partnership made a special distribution of $859,212 to Limited Partners primarily from the release of sale holdbacks on the Regency Club Apartments and Perimeter 400 Center Office Building.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. In September 1997, the lender of the mortgage loan collateralized by the North Kent Mall took title to the property pursuant to a deed in lieu of foreclosure. The property generated positive cash flow in 1996 and prior to the foreclosure in 1997. However, significant leasing costs were incurred in 1996 at North Kent Mall in order to lease vacant space and renew existing tenant leases which were scheduled to expire during 1996. These costs were not included in classifying the cash flow performance of the property in 1996 since they were nonrecurring expenditures. Had these nonrecurring expenditures been included, the property would have operated at a significant cash flow deficit during 1996. The Partnership still owns the North Kent Outlot. During 1997 and 1996, the Glendale Fashion Center operated at a significant cash flow deficit.

The Colony, Del Lago, Palm View, Pelican Pointe and Regency Club apartment complexes, which were sold in 1996, generated positive cash flow prior to their sale. In addition, the Perimeter 400 Center Office Building, the property in which the Partnership held a minority joint venture interest, was sold in December 1996 and generated positive cash flow prior to its sale.

North Kent Mall is composed of two portions, a shopping center (the "Mall") and the North Kent Outlot, a land parcel on which a theater is located, each of which is collateralized by a mortgage loan from a different lender. The Partnership and the holder (the "Lender") of the mortgage loan collateralized by the Mall executed an agreement effective as of January 1, 1997, pursuant to which the maturity date of the loan was extended to September 1, 1997. According to the agreement, if the Partnership was unable to locate a purchaser and consummate a sale of the Mall by September 1, 1997, title to the Mall would be conveyed to the Lender pursuant to a deed in lieu of foreclosure. The Partnership was unable to complete a sale of the Mall and on September 18, 1997 the deed in lieu of foreclosure was delivered to the Lender. The Partnership has no further obligations under the loan and no further interest in the Mall. The Partnership continues to own the North Kent Outlot. The North Kent Outlot is collateralized by a mortgage loan of approximately $776,000 which matures in 2010. The Partnership is currently marketing the North Kent Outlot for sale.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. In September 1997, the lender on North Kent Mall acquired the Mall pursuant to a deed in lieu of foreclosure; however, the Partnership still owns the North Kent Outlot, which it is currently marketing for sale. The Partnership has entered into a contract to sell the Glendale Fashion Center for $10,700,000. During 1996, the Partnership sold five properties and its minority joint venture interest in one additional property. A majority of the proceeds from the 1996 sales were distributed to Limited Partners in January and April 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 8 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

Pursuant to the sale agreement for the Regency Club Apartments, $250,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until January 1997, at which time the funds were released in full. These proceeds were distributed to Limited Partners in October 1997.

Pursuant to the sale agreement for the Perimeter 400 Center Office Building, which was owned by a joint venture consisting of the Partnership and three affiliates, $1,750,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until September 1997, at which time the funds were released in full. The Partnership's share was $268,975. These proceeds were distributed to Limited Partners in October 1997.

In June 1997, the Partnership received $75,000 as a final payment related to an October 1996 settlement with a former tenant at the 240 East Ontario Office Building which was sold in 1993. The settlement relates to rental income owed to the Partnership under the terms of the tenant's lease.

In February 1997, the General Partner made a settlement payment of $32,220 ($.08 per Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy, et. al., v. Balcor Pension Investors, et. al. class action lawsuit. The General Partner made a contribution of $35,801 to the Partnership, from which the plaintiffs' counsel was paid $3,581 pursuant to the settlement agreement. Of the settlement amount, $16,056 was paid to the original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $16,164 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. Similar contributions and payments were made on the seven other partnerships included in the lawsuit in addition to those payments described above. The Balcor Company paid an additional $635,000 to the plaintiffs' class counsel and The Balcor Company received approximately $946,000 from the eight partnerships as a reimbursement of its legal expenses, of which $169,393 was the Partnership's share.

In October 1997, the Partnership paid a distribution of $859,212 ($2.00 per Interest) to the holders of Limited Partnership Interests which represents a special distribution of Mortgage Reductions primarily from the release of sale holdbacks on the Regency Club Apartments and Perimeter 400 Center Office Building. Including the October 1997 distribution, Limited Partners have received cash distributions totaling $645.98 per $500 Interest. Of this amount, $330.85 represents Cash Flow from operations and $315.13 represents a return of Original Capital. Future distributions are expected to be made from available sale proceeds from the Partnership's remaining real estate investments, as to which there can be no assurances.

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

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

Glendale Fashion Center
-----------------------

As previously reported, on October 10, 1996, the Partnership contracted to sell the Glendale Fashion Center, Glendale, California, to an unaffiliated party, Vestar Development Co., an Arizona corporation. The sale price is $10,700,000. Pursuant to the agreement of sale, as amended, the purchaser has the option to extend the scheduled closing date for 30 day periods through December 2, 1997 upon three business days' advance notice to the Partnership and the deposit of additional earnest money. The purchaser has exercised its option to extend the closing date to December 2, 1997 and has deposited additional earnest money for a total of $1,250,000 of earnest money held in the escrow account.

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

(c)(xi) Ninth Amendment to Agreement of Sale relating to the sale of Glendale Fashion Square, Glendale, California, previously filed as Exhibit (10)(c)(xi) to the Partnership's Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.

(c)(xii) Extension Letter dated July 24, 1997 relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit (10)(c)(xii) to the Partnership's Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.

(c)(xiii) Tenth Amendment to Agreement of Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit (99)(a) to the Partnership's Report on Form 8-K dated September 18, 1997 is incorporated herein by reference.

(c)(xiv) Extension Letter dated August 27, 1997 relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit
(99)(b) to the Partnership's Report on Form 8-K dated September 18, 1997 is incorporated herein by reference.

(c)(xv) Extension Letter dated September 23, 1997 relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit
(99)(c) to the Partnership's Report on Form 8-K dated September 18, 1997 is incorporated herein by reference.

(c)(xvi) Extension Letter dated October 22, 1997 relating to the sale of Glendale Fashion Center, Glendale, California, is attached hereto.

(d) Agreement of Sale and attachment thereto relating to the sale of Perimeter 400 Center, Fulton County, Georgia, previously filed as Exhibit (2) to the Partnership's Report on Form 8-K dated December 2, 1996, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine months ended September 30, 1997 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated September 18, 1997 was filed reporting the deed in lieu of foreclosure on the North Kent Mall, Grand Rapids, Michigan and the extension of the sale date relating to the Glendale Fashion Center, Glendale, California.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR PENSION INVESTORS-IV

                              By:/s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Mortgage Advisors-III, the General Partner

                              By:/s/Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Mortgage Advisors-III, the General
                                  Partner


Date: November 14, 1997
      -----------------