Form 10-K
period 1997-12-31
BALCOR PENSION INVESTORS IV
filed 1998-03-30
CIK 709329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                          -----------------
                                      OR

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

Item 1.  Business
-----------------

Balcor Pension Investors-IV (the "Registrant") is a limited partnership formed in 1982 under the laws of the State of Illinois. The Registrant raised $214,803,000 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments, the payment of administrative expenses and, to a lesser extent, the operations of the remaining portion of a property, which was sold in March 1998.

The Registrant originally funded thirty-eight loans, and subsequently funded four additional loans and acquired fourteen properties through foreclosure. As of December 31, 1997, the Registrant had no loans in its portfolio and had disposed of all of these properties, with the exception of a remaining outlot at the North Kent Mall, as described under "Item 2. Properties," which was sold in March 1998.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Registrant sold five properties. In addition, during 1996, the property in which the Registrant held a minority joint venture interest was sold. During September 1997, the lender on North Kent Mall acquired the mall portion of the property pursuant to a deed in lieu of foreclosure; however, the Registrant continued to own its remaining real estate investment, an outlot at the property (the "North Kent Outlot"), which was sold in March 1998. During December 1997, the Registrant sold the Glendale Fashion Center. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings." In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

During September 1997, the lender on the loan collateralized by the mall portion of North Kent Mall acquired the property through foreclosure. During March 1998, the Registrant sold the North Kent Outlot in an all cash sale for $25,000. In addition, the Registrant received $1,000,000 in March 1998 pursuant to a lease termination agreement between the Registrant and the lessee of the theater located on the property. See "Other Information" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information.

During December 1997, the Registrant sold the Glendale Fashion Center in an all cash sale for $10,700,000. See "Other Information" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information.

The Registrant no longer has an ownership interest in any real estate investment. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Mortgage Advisors-III, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Other Information
-----------------

Glendale Fashion Center
-----------------------

As previously reported, on October 10, 1996, the Registrant contracted to sell the Glendale Fashion Center, Glendale, California, to an unaffiliated party, Vestar Development Co., an Arizona corporation. The sale price was $10,700,000. Pursuant to an agreement between the Registrant and the purchaser, the closing was extended from December 2, 1997. In addition, the purchaser assigned its rights under the contract to Vestar/Lend Lease Glendale Fashion Center, L.L.C. (the "Purchaser"). The sale closed on December 19, 1997.

At the closing, the Purchaser paid the Registrant $70,000 as a fee for extending the closing. From the proceeds of the sale, the Registrant repaid the outstanding balance of the first mortgage loan of $1,270,565 and paid a total of $269,250 as a brokerage commission to two unaffiliated parties, one of which is an affiliate of the company which provided property management services for other properties owned by the Registrant, and $39,701 in closing costs. The Registrant received the remaining proceeds of $9,190,484.

North Kent Outlot
-----------------

In October 1983, the Registrant funded a loan collateralized by a wrap-around mortgage on North Kent Mall, Grand Rapids, Michigan. The Registrant obtained title to the property pursuant to a deed in lieu of foreclosure on January 14, 1994. As previously reported, on September 18, 1997, with the exception of an outlot (the "North Kent Outlot"), the Registrant conveyed the property (the "Mall") to the holder of the mortgage loan collateralized by the Mall pursuant to a deed in lieu of foreclosure. The mortgage loan collateralized by the North Kent Outlot is held by a different lender. Located on the North Kent Outlot is a motion picture theater which is leased by a third party (the "Lessee").

On January 21, 1998, the Registrant contracted to sell the North Kent Outlot to an unaffiliated party, The Stratus Corporation, an Illinois corporation, for a sale price of $1,025,000. The purchaser deposited $25,000 into an escrow account as earnest money. Subsequently, the Registrant and the Lessee executed a Lease Termination Agreement pursuant to which the Lessee paid the Registrant $1,000,000 on March 3, 1998 and the lease for the theater was terminated as of March 1, 1998. The Registrant used a portion of these proceeds in the amount of $763,435 to repay the outstanding principal balance of the mortgage loan collateralized by the North Kent Outlot. On March 2, 1998, the Registrant and

the purchaser terminated the agreement of sale and executed a new agreement of sale for the North Kent Outlot for a sale price of $25,000. The sale closed on March 10, 1998.

For services rendered in negotiating the Lease Termination Agreement and the sale of the North Kent Outlot, the Registrant paid $25,625 as a commission to an affiliate of the third party which provided property management services for other properties owned by the Registrant. The Registrant also paid $11,118 in closing costs and received the remaining proceeds of approximately $225,000. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the North Kent Outlot. The General Partner will be reimbursed by the Registrant for actual expenses incurred in connection with the sale.

A principal of the purchaser (the "Principal") is a partner in the law firm of Hopkins & Sutter in Chicago, Illinois. Hopkins & Sutter has provided legal services periodically to the Registrant and to affiliates of the General Partner. In addition, the Principal or affiliates of the Principal have purchased four other properties from affiliates of the General Partner.

Item 2.  Properties
-------------------

As of December 31, 1997, the Registrant did not own any properties, except for the North Kent Outlot, located in Grand Rapids, Michigan. The property consists solely of a land parcel on which a theater is located.

The land parcel was held subject to a mortgage loan. See Note 7 of Notes to the Financial Statements for additional information.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

See Notes to Financial Statements for other information regarding former real property investments.

Item 3.  Legal Proceedings
--------------------------

Dee vs. Walton Street Capital Acquisition II, LLC
-------------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton"") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the Chancery Court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs requested certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants filed motions to dismiss the complaint for failure to state a cause of action. On January 7, 1997, the Chancery Court denied the plaintiffs' motion for leave to amend the complaint and dismissed the matter for failure to state a cause of action, with prejudice.

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois. Plaintiff's brief was filed with the Appellate Court in September 1997. Defendants filed their reply briefs in January 1998. Oral arguments before the Appellate Court were held on March 18, 1998. The Appellate Court is expected to issue its opinion in the spring of 1998, although there can be no assurances on such date.

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

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
----------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Financial Statements.

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 27,672.

Item 6.  Selected Financial Data
--------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1997        1996        1995        1994        1993
                    ----------  ----------  ----------  ----------  ----------

Total income          $678,007 $3,834,202  $1,477,161  $3,221,514    $5,140,176
Provision for losses
  on loans, real
  estate and
  accrued interest
  receivable         2,354,057  4,703,830   1,414,270        None     1,277,805
(Loss) income before
  gains on dispositions
  of assets and
  extraordinary
  items            (2,720,943)  1,315,305   1,339,538   2,241,206     2,761,569
Net (loss) income    (692,154)  5,962,109   1,339,538   3,411,752     2,885,608
Net (loss)income
 per average number
  of Limited Part-
  nership Interests
  outstanding - Basic
  and Diluted           (1.78)       5.73        3.10        7.84          6.58
Total assets        17,480,283 44,064,474  52,279,629  61,470,589    67,655,261
Mortgage notes
  payable              768,601  3,883,828  10,419,008  11,316,222    14,410,060
Distributions per
  Limited Partner-
  ship Interest(A)       56.75(B)   17.00       21.13       14.05         16.75

(A) These amounts include distributions of Original Capital of $51.00, $13.00, $16.13, $8.55 and $15.00 per Limited Partnership Interest during 1997, 1996, 1995, 1994 and 1993, respectively.

(B) In addition to the above distributions, a special distribution of $.08 per Interest was paid to class members including certain current investors in the Partnership pursuant to the settlement of a class action lawsuit.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

During 1997, Balcor Pension Investors-IV (the "Partnership") recognized a provision for losses on real estate held for sale and a gain on forgiveness of debt both related to the North Kent Mall. In addition, the Partnership generated a loss from operations of real estate held for sale during 1997 as compared to income during 1996 and 1995 due to the 1997 and 1996 property sales. During 1997 and 1996, the Partnership recognized gains related to property sales. During 1996, the Partnership recognized participation income from the gain on the sale of the property which the Partnership owned through a joint venture with affiliates and a gain on the prepayment of a loan receivable. In addition, the Partnership recognized provisions for losses on real estate held for sale in 1996 and 1995 and a recovery of losses in 1996. As a result of these transactions, the Partnership recognized a net loss in 1997 as compared to net income in 1996, and an increase in net income during 1996 as compared to 1995. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

As a result of the prepayment of the Stonehaven South Apartments loan in 1996, interest income on loan receivable ceased. In addition, the Partnership recognized a gain of $786,766 in 1996 in connection with the prepayment of the loan receivable.

The Stonehaven South Apartments loan provided additional interest in the form of a share in the increase of the gross income of the property above a certain level. Participation income was recognized during 1996 in connection with this loan.

Higher average cash balances were available for investment primarily due to proceeds received by the Partnership from the 1996 property sales prior to distribution to Limited Partners in January 1997. In addition, higher average cash balances were available for investment in the Early Investment Incentive Fund due to the discontinuance of repurchases of Interests from Limited Partners in February 1997. This resulted in an increase in interest income on short-term investments in 1997 as compared to 1996.

During 1997 and 1996, the Partnership received $75,000 and $675,000,

respectively, related to the October 1996 settlement with a former tenant of the 240 East Ontario Office Building which was sold in 1993. The settlement related to rental income owed to the Partnership pursuant to the terms of the tenant's lease. These amounts were recognized as settlement income for financial statement purposes.

The Partnership recognized other income during 1997 primarily in connection with refunds of prior years' insurance premiums relating to the Partnership's properties.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized provisions of $2,354,057 in 1997 related to the North Kent Mall and $4,703,830 in 1996 related to the North Kent Mall and Del Lago and Regency Club apartment complexes to provide for changes in the estimates of the fair values of the properties. In addition, during 1996, the Partnership recognized a recovery of $2,621,805 related to the change in the estimated fair value of the Glendale Fashion Center. During 1996, the Partnership did not recognize any provisions for potential losses for its loan. The Partnership wrote off allowances of $4,885,257 in connection with the foreclosure of the North Kent Mall in 1997 and $106,330 and $574,500 related to the sales of the Regency Club and the Del Lago apartment complexes, respectively, in 1996.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At December 31, 1997, the Partnership was operating an outlot at the North Kent Mall (the "North Kent Outlot"). In 1997, the lender on North Kent Mall acquired the property (with the exception of the North Kent Outlot) pursuant to a deed in lieu of foreclosure and the Partnership recognized a gain on forgiveness of debt of $1,769,057 in connection with the foreclosure. The North Kent Mall was generating income prior to foreclosure. In 1996, the Partnership sold five properties, which were generating income from operations prior to their sales, which resulted in a significant decrease in income from operations of real estate held for sale during 1997. In addition, during 1997, the Partnership sold the Glendale Fashion Center, which was operating at a loss prior to the sale. As a result of these transactions, the Partnership recognized a loss from operations of real estate held for sale during 1997 as compared to income in 1996.

Participation in loss (income) of joint venture with affiliates represented the Partnership's 15.37% share of the operations from the Perimeter 400 Center Office Building. In December 1996, the joint venture sold the property and the Partnership recognized its share of the gain on sale. During 1997, the Partnership paid its share of additional expenses related to the property. As a result, the Partnership recognized participation in loss of joint venture with affiliates during 1997 as compared to income in 1996.

The Partnership incurred higher legal, consulting, printing and postage costs in connection with its response to a tender offer and certain related litigation during 1996. In addition, the Partnership reimbursed The Balcor Company in 1996 for legal expenses incurred in connection with a class action lawsuit pursuant to a settlement agreement. These were the primary reasons for the decrease in administrative expenses during 1997 as compared to 1996. The Partnership also incurred higher portfolio management fees during 1996 which contributed to the decrease.

The Partnership recognized gains in connection with the 1997 and 1996 property sales of $259,732 and $4,085,118, respectively.

In 1996, the Partnership sold the Colony and Palm View apartment complexes. In connection with the sales, the Partnership paid $123,308 of prepayment penalties and wrote off the remaining unamortized deferred expenses in the amount of $101,772. These amounts were recognized as debt extinguishment expenses and classified as extraordinary items.

1996 Compared to 1995
---------------------

The Colonial Coach Mobile Home Park and the Stonehaven South Apartments loans were prepaid in September 1995 and July 1996, respectively, resulting in a decrease in interest income on loans receivable during 1996 as compared to 1995.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. At December 31, 1996, the Partnership was operating two properties. The funds advanced for these two properties by the Partnership totaled approximately $11,900,000, representing approximately 6% of original funds advanced. In 1996, the Partnership sold the Colony, Del Lago, Palm View, Pelican Pointe and Regency Club apartment complexes.

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

Participation in income of joint venture with affiliates represented the Partnership's 15.37% share of the operations from the Perimeter 400 Center Office Building. In December 1996, the joint venture sold the property and the Partnership recognized its share of the gain on sale. As a result, participation in income of joint venture with affiliates increased in 1996 as compared to 1995.

Participation income was recognized during 1996 and 1995 in connection with the Stonehaven South Apartments loan.

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

During 1995, the Partnership recognized provisions of $1,344,000 related to the Partnership's real estate held for sale to provide for changes in the estimate of the fair value of certain properties in the Partnership's portfolio. In addition, the Partnership recognized a provision of $70,270 in 1995 related to the Colonial Coach loan and wrote off allowances of $320,270 in connection with the prepayment of the loan at a discount.

The Partnership incurred legal, consulting, printing and postage costs in connection with its response to a tender offer and certain related litigation during 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $15,235,000 as of December 31, 1997 when compared to December 31, 1996 primarily due to the payment of a distribution to Limited Partners in January 1997 from proceeds from the 1996 property sales which was partially offset by the proceeds received from the sale of Glendale Fashion Center in December 1997. The Partnership received cash flow of approximately $337,000 from its operating activities, primarily from interest income earned on short-term interest bearing instruments and the collection of receivables related to properties sold in 1996, which was partially offset by the payment of administrative expenses. The Partnership's investing activities consisted of net proceeds received from the sale of Glendale Fashion Center of approximately $10,461,000 and from net distributions from the joint venture with affiliates totaling approximately $187,000. The Partnership's financing activities consisted of the payment of distributions to the Partners totaling approximately $22,257,000, an increase in restricted cash and cash equivalents of approximately $2,529,000 due to the discontinuance of the repurchase of Interests from Limited Partners in February 1997, a contribution by the General Partner of approximately $36,000 in connection with a class action lawsuit pursuant to a settlement agreement, the repayment of the mortgage note payable of approximately $1,271,000 and principal payments on mortgage notes payable of approximately $200,000. In addition, in January 1998, the Partnership made a distribution of $11,418,927 to Limited Partners primarily from the proceeds received in connection with the sale of Glendale Fashion Center, as discussed below.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold five properties. In addition, during 1996, the property in which the Partnership held a minority joint venture interest was sold. During September 1997, the lender on North Kent Mall acquired the mall portion of the property pursuant to a deed in lieu of foreclosure; however, the Partnership continued to own its remaining real estate investment, an outlot at the property (the "North Kent Outlot"), which was sold in March 1998. During December 1997, the Partnership sold the Glendale Fashion Center. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings." In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

North Kent Mall was composed of two portions, a shopping center (the "Mall") and the North Kent Outlot, a land parcel on which a theater is located, each of which was collateralized by a mortgage loan from a different lender. The Partnership and the holder (the "Lender") of the mortgage loan collateralized by the Mall executed an agreement effective as of January 1, 1997, pursuant to which the maturity date of the loan was extended to September 1, 1997. According to the agreement, if the Partnership was unable to locate a purchaser and consummate a sale of the Mall by September 1, 1997, title to the Mall would be conveyed to the Lender pursuant to a deed in lieu of foreclosure. The Partnership was unable to complete a sale of the Mall and on September 18, 1997 the deed in lieu of foreclosure was delivered to the Lender. The Partnership has no further obligations under the loan and no further interest in the Mall. The Partnership sold the North Kent Outlot in March 1998, as discussed below.

In December 1997, the Partnership sold the Glendale Fashion Center in an all cash sale for $10,700,000. In addition, the purchaser paid the Partnership $70,000 as a fee for extending the closing. From the proceeds of the sale, the Partnership paid $1,270,565 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $308,951 in selling costs. The available sale proceeds were distributed to Partners in January 1998. See Note 11 of Notes to Financial Statements for additional information.

In March 1998, the Partnership sold the North Kent Outlot in an all cash sale for $25,000. In addition, the Partnership received $1,000,000 in March 1998 pursuant to a lease termination agreement between the Partnership and the lessee of the theater located on the property. From the proceeds received, the Partnership paid $763,435 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $36,743 in selling costs. See
Note 17 of Notes to Financial Statements for additional information.

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

In June 1997, the Partnership received $75,000 as a final payment related to an October 1996 settlement with a former tenant at the 240 East Ontario Office Building which was sold in 1993. In 1996, the Partnership received $675,000 related to this settlement. The settlement relates to rental income owed to the Partnership under the terms of the tenant's lease.

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

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1997, there were 41,330 Interests and cash of $2,713,854 in the Early Investment Incentive Fund.

The Partnership made four distributions to Limited Partners totaling $56.75, $17.00 and $21.13 per Interest in 1997, 1996 and 1995, respectively. See Statement of Partners' Capital for additional information. Distributions were comprised of $5.75 of Cash Flow and $51.00 of Mortgage Reductions in 1997, $4.00 of Cash Flow and $13.00 of Mortgage Reductions in 1996 and $5.00 of Cash Flow and $16.13 of Mortgage Reductions in 1995.

In January 1998, the Partnership paid a distribution of $11,418,927 ($26.58 per Interest) to the holders of Limited Partnership Interests representing remaining available Cash Flow of $6.40 per Interest and Mortgage Reductions of $20.18 per Interest from proceeds received in connection with the sale of the Glendale Fashion Center and remaining available Mortgage Reductions. Including the January 1998 distribution, Limited Partners have received cash distributions totaling $672.56 per $500 Interest. Of this amount, $337.25 represents Cash Flow from operations and $335.31 represents a return of Original Capital. In January 1998, the Partnership also paid $229,122 to the General Partner as its distributive share of the Cash Flow for the fourth quarter of 1997 and made a contribution to the Early Investment Incentive Fund of $76,375. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed.

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

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-III, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

          TITLE                              OFFICERS

Chairman, President and Chief             Thomas E. Meador
   Executive Officer
Senior Vice President                     Alexander J. Darragh
Senior Vice President                     John K. Powell, Jr.
Senior Managing Director, Chief           Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11.  Executive Compensation
--------------------------------

The Registrant paid $5,071 in 1997 with respect to one of the executive officers and directors of Balcor Mortgage Advisors - III, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. The other officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 10 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

(a) The following is the sole Limited Partner which owns beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant:

                  Name and       Amount and
                  Address of     Nature of         Percent
                  Beneficial     Beneficial        of
Title of Class    Owner          Ownership         Class
-------------------------------------------------------------

Limited           Walton Street   20,641.06        4.80%
Partnership       Capital         Limited
Interests         Acquisition     Partnership
                  Co. II, L.C.C.  Interests
                  Chicago,
                  Illinois

Limited           Beattie         11,114.42        2.59%
Partnership       Place           Limited
Interests         Greenville,     Partnership
                  South Carolina  Interests

While Walton Street Capital Acquisition Co. II, L.C.C. and Beattie Place individually own less than 5% of the Interests. For purposes of this Item 12, Walton Street Capital Acquisition Co. II, L.C.C. is an affiliate of Beattie Place and, collectively, they own 7.39% of the Interests.

(b) The Registrant, through the Early Investment Incentive Fund, Balcor Mortgage Advisors-III, and their officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
         Interests             41,350 Interests       9.6%

Relatives of the officers and affiliates of the partners of the General Partner do not own any additional interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

(a & b) See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profit and losses.

See Note 10 of Notes to Financial Statements for additional information relating to transactions with affiliates.

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

(c)(ii) First Amendment to Agreement of Purchase and Sale dated November 8, 1996 relating to the sale of Glendale Fashion Center, Glendale, California previously filed as Exhibit (10)(c)(ii) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(c)(iii) Second Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit (10)(c)(iii) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(c)(iv) Third Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit
(10)(c)(iv) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(c)(v) Fourth Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit
(10)(c)(v) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(c)(vi) Fifth Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit
(10)(c)(vi) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(c)(vii) Sixth Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit
(10)(c)(vii) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(c)(viii) Seventh Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit (10)(c)(viii) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(c)(ix) Eighth Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit
(10)(c)(ix) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(c)(x) Extension Letter dated April 25, 1997 relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit (10)(c)(x) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(c)(xi) Ninth Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Square, Glendale, California, previously filed as Exhibit
(10)(c)(xi) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(c)(xii) Extension Letter dated July 24, 1997 relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit (10)(c)(xii) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

(c)(xiii) Tenth Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit (99)(a) to the Partnership's Current Report on Form 8-K dated September 18, 1997, is incorporated herein by reference.

(c)(xiv) Extension Letter dated August 27, 1997 relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit
(99)(b) to the Partnership's Current Report on Form 8-K dated September 18, 1997, is incorporated herein by reference.

(c)(xv) Extension Letter dated September 23, 1997 relating to the sale of Glendale Fashion Center, Glendale, California, previously filed as Exhibit
(99)(c) to the Partnership's Current Report on Form 8-K dated September 18, 1997, is incorporated herein by reference.

(c)(xvi) Extension Letter dated October 22, 1997 relating to the sale of Glendale Fashion Center, Glendale, California, previously field as Exhibit
(10)(c)(xvi) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

(c)(xvii) Eleventh Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, is attached hereto.

(c)(xviii) Twelfth Amendment to Agreement of Purchase and Sale relating to the sale of Glendale Fashion Center, Glendale, California, is attached hereto.

(d) Agreement of Sale and attachment thereto relating to the sale of Perimeter 400 Center, Fulton County, Georgia, previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated December 2, 1996, is incorporated herein by reference.

(e)(i) Agreement of Sale and attachment thereto dated January 21, 1998 relating to the sale of the North Kent Outlot, Grand Rapids, Michigan, is attached hereto.

(e)(ii) Termination Agreement relating the sale of the North Kent Outlot, Grand Rapids, Michigan, is attached hereto.

(e)(iii) Agreement of Sale and attachment thereto dated February 27, 1998 relating to the sale of the North Kent Outlot, Grand Rapids, Michigan, is attached hereto.

(e)(iv) Lease Termination Agreement relating to the sale of North Kent Outlot, Grand Rapids, Michigan, is attached hereto.

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1997.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-IV

                         By:/s/Jayne A. Kosik
                             ----------------------------------
                               Jayne A. Kosik
                               Senior Managing Director and Chief
                               Financial Officer (Principal Accounting
                               Officer) of Balcor Mortgage
                               Advisors-III, the General Partner

Date:  March 30, 1998
      --------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   ------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
                         Advisors-III, the General
                         Partner
/s/Thomas E. Meador                                          March 30, 1998
----------------------                                       --------------
   Thomas E. Meador
                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of Balcor
                         Mortgage Advisors-III,
                         the General Partner
/s/Jayne A. Kosik                                            March 30, 1998
----------------------                                       --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital, for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Pension Investors-IV

We have audited the financial statements of Balcor Pension Investors-IV (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-IV at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. The Partnership sold its remaining real estate asset in March 1998. Upon resolution of the litigation described in Note 16 to the financial statements, the Partnership intends to cease operations and dissolve.



                              COOPERS & LYBRAND L.L.P.




Chicago, Illinois
March 26, 1998

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1997 AND 1996

                                    ASSETS

                                                 1997           1996
                                             -------------- --------------
Cash and cash equivalents                    $  13,969,707  $  29,204,900
Cash and cash equivalents - Early
  Investment Incentive Fund                      2,713,854        185,167
Accounts and accrued interest receivable            93,696      1,092,340
Prepaid expenses                                                   54,692
                                             -------------- --------------
                                                16,777,257     30,537,099
                                             -------------- --------------
Real estate held for sale (net of allowance
  of $1,491,800 in 1997 and $4,023,000
  in 1996)                                         703,026     13,258,400

Investment in joint venture with affiliates                       268,975
                                             -------------- --------------
                                                   703,026     13,527,375
                                             -------------- --------------
                                             $  17,480,283  $  44,064,474
                                             ============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued real estate taxes
  payable                                    $      84,991  $     533,906
Due to affiliates                                   51,372        145,771
Other liabilities                                                  12,489
Mortgage notes payable                             768,601      3,883,828
                                             -------------- --------------
    Total liabilities                              904,964      4,575,994
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital (429,606
  Interests issued and outstanding)             26,009,849     48,752,958

Less Interests held by Early Investment
  Incentive Fund (41,330 in 1997 and 1996)      (9,264,478)    (9,264,478)
                                             -------------- --------------
                                                16,745,371     39,488,480
General Partner's deficit                         (170,052)         None
                                             -------------- --------------
    Total partners' capital                     16,575,319     39,488,480
                                             -------------- --------------
                                             $  17,480,283  $  44,064,474
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1997, 1996, and 1995

                                 Partners' Capital (Deficit) Accounts
                             --------------   ------------- --------------
                                                 General        Limited
                                  Total          Partner       Partners
                             --------------   ------------- --------------

Balance at December 31, 1994 $  48,993,857    $ (3,483,492) $  52,477,349

Repurchase of 5,932 Limited
  Partnership Interests           (731,709)                      (731,709)
Cash distributions (A)          (8,609,565)       (179,004)    (8,430,561)
Net income for the year
  ended December 31, 1995        1,339,538         100,465      1,239,073
                             --------------   ------------- --------------
Balance at December 31, 1995    40,992,121      (3,562,031)    44,554,152

Repurchase of 6,415 Limited
  Partnership Interests           (651,348)                      (651,348)
Cash distributions (A)          (6,814,402)       (143,204)    (6,671,198)
Net income for the year
  ended December 31, 1996        5,962,109       3,705,235      2,256,874
                             --------------   ------------- --------------
Balance at December 31, 1996    39,488,480            None     39,488,480

Cash distributions (A)         (22,256,808)       (205,853)   (22,050,955)
Cash contribution                   35,801          35,801
Net (loss) for the year
  ended December 31, 1997         (692,154)           None       (692,154)
                             --------------   ------------- --------------
Balance at December 31, 1997 $  16,575,319    $   (170,052) $  16,745,371
                             ==============   ============= ==============

(A) Summary of cash distributions paid per Limited Partnership Interest:

                                  1997             1996          1995
                             --------------   ------------- --------------

First Quarter                $       50.00 (B)$       1.00  $        1.50
Second Quarter                        2.75            1.00           1.50
Third Quarter                         2.00            1.00          13.24
Fourth Quarter                        2.00           14.00           4.89

(B) In addition to the above distribution, a special distribution of $0.08 per Interest was paid to class members including certain current investors in the Partnership pursuant to the settlement of a class action lawsuit.

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996, and 1995


                                  1997             1996          1995
                             --------------   ------------- --------------
Income:
  Interest on loans
    receivable                                $    119,018  $     195,982
  Participation income                              10,283          6,636
  Interest on short-term
    investments              $     568,011         408,096        564,388
  Settlement income                 75,000         675,000
  Other income                      34,996                        710,155
  Recovery of losses on real
    estate held for sale                         2,621,805
                             --------------   ------------- --------------
      Total income                 678,007       3,834,202      1,477,161
                             --------------   ------------- --------------
Expenses:
  Loss (income) from
    operations of real estate      222,403      (1,271,133)    (1,852,555)
    held for sale
  Participation in loss
    (income) of joint ventures
    with affiliate                  81,930      (2,184,244)      (425,111)
  Provision for potential
    losses on loans, real
    estate and accrued interest
    receivable                   2,354,057       4,703,830      1,414,270
  Administrative                   740,560       1,270,444      1,001,019
                             --------------   ------------- --------------
      Total expenses             3,398,950       2,518,897        137,623
                             --------------   ------------- --------------
(Loss) income before gain on
  prepayment of loan receivable,
  gains on sales of real estate
  and extraordinary items       (2,720,943)      1,315,305      1,339,538

Gain on prepayment of loan
  receivable                                       786,766
Gains on sales of real estate      259,732       4,085,118
                             --------------   ------------- --------------
(Loss) income before
  extraordinary items           (2,461,211)      6,187,189      1,339,538

Extraordinary items:
Gain on forgiveness of debt      1,769,057
Debt extinguishment expense                       (225,080)
                             --------------   ------------- --------------
Net (loss) income            $    (692,154)   $  5,962,109  $   1,339,538
                             ==============   ============= ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996, and 1995
                                  (Continued)

                                  1997             1996          1995
                             --------------   ------------- --------------

Income before extraordinary
  items allocated to General
  Partner                            None     $  3,722,116  $     100,465
                             ==============   ============= ==============
(Loss) income before
  extraordinary items allocated
  to Limited Partners        $  (2,461,211)   $  2,465,073  $   1,239,073
                             ==============   ============= ==============
(Loss) income before
  extraordinary items per
  average number of Limited
  Partnership Interests
  outstanding (388,276, 393,690
  and 399,267 for the years
  ended December 31, 1997,
  1996 and 1995, respectively)
  - Basic and Diluted        $       (6.34)   $       6.26  $        3.10
                             ==============   ============= ==============
Extraordinary items allocated
  to General Partner                  None    $    (16,881)          None
                             ==============   ============= ==============
Extraordinary items allocated
  to Limited Partners        $   1,769,057    $   (208,199)          None
                             ==============   ============= ==============
Extraordinary items per average
  number of Limited Partnership
  Interests outstanding
  (388,276, 393,690 and
  399,267 for the years ended
  December 31, 1997, 1996 and
  1995, respectively) -
  Basic and Diluted          $        4.56    $      (0.53)          None
                             ==============   ============= ==============
Net income allocated to
  General Partner                     None    $  3,705,235  $     100,465
                             ==============   ============= ==============
Net (loss) income allocated to
  Limited Partners           $    (692,154)   $  2,256,874  $   1,239,073
                             ==============   ============= ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996, and 1995
                                  (Continued)

                                  1997             1996          1995
                             --------------   ------------- --------------

Net(loss)income per average
  number of Limited
  Partnership Interests
  outstanding (388,276,
  393,690 and 399,267 for the
  years ended December 31,
  1997, 1996 and 1995,
  respectively) - Basic
  and Diluted                $       (1.78)   $       5.73  $        3.10
                             ==============   ============= ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996, and 1995


                                  1997             1996          1995
                             --------------    ------------  -------------
Operating activities:
  Net (loss) income          $    (692,154)   $  5,962,109  $   1,339,538
  Adjustments to reconcile net
    (loss) income to net cash
    provided by operating
    activities:
      Debt extinguishment
        expense                                    101,772
      Gain on forgiveness of
        debt                    (1,769,057)
      Gain on prepayment of
        loan receivable                           (786,766)
      Gains on sales of real
        estate                    (259,732)     (4,085,118)
      Participation in (loss)
        income of joint venture
        with affiliates             81,930      (2,184,244)      (425,111)
      Recovery of losses on
        real estate owned                       (2,621,805)
      Provision for potential
        losses on loans, real
        estate and accrued
        interest receivable      2,354,057       4,703,830      1,414,270
      Amortization of deferred
        expenses                                    22,335         22,528
      Accrued expenses due at
        maturity                                    35,750
      Net change in:
        Escrow deposits                            240,948        (89,988)
        Accounts and accrued
          interest receivable      998,644        (862,233)      (130,992)
        Prepaid expenses            54,692          90,126       (124,917)
        Accounts and accrued
          real estate taxes
          payable                 (334,224)         (1,855)      (211,352)
        Due to affiliates          (94,399)        101,395        (79,772)
        Other liabilities           (3,000)       (275,874)          (886)
                             --------------    ------------  -------------
  Net cash provided by
    operating activities           336,757         440,370      1,713,318
                             --------------    ------------  -------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996, and 1995
                                  (Continued)

                                  1997             1996          1995
                             --------------   ------------- --------------
Investing activities:
  Capital contribution to joint
    venture with affiliate   $     (81,930)
  Distributions from joint
    venture with affiliates        268,975    $  6,138,544  $     311,731
  Collection of principal
    payment on loan receivable                   2,444,552      1,059,040
  Additions to real estate                        (459,041)      (143,008)
  Proceeds from sales of
    real estate                 10,770,000      31,150,000
  Costs incurred in connection
    with sales of real estate     (308,951)     (1,254,152)
  Costs incurred in
    connection with real
    estate acquired through
    foreclosure                                                  (375,000)
                             --------------   ------------- --------------
Net cash provided by
  investing activities          10,648,094      38,019,903        852,763
                             --------------   ------------- --------------
Financing activities:
  Distributions to Limited
    Partners                   (22,050,955)     (6,671,198)    (8,430,561)
  Distributions to General
    Partner                       (205,853)       (143,204)      (179,004)
  Contribution by General
    Partner                         35,801
  Change in cash and cash
    equivalents - Early
    Investment Incentive
    Fund                        (2,528,687)        (36,937)         9,317
  Repurchase of Limited
    Partnership Interests                         (651,348)      (731,709)
  Principal payments on
    mortgage notes payable        (199,785)       (405,526)      (278,530)
  Repayment of mortgage
    notes payable               (1,270,565)     (6,165,404)      (618,684)
  Release of capital
    improvement escrows                            597,859         23,060
                             --------------   ------------- --------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996, and 1995
                                  (Continued)

                                  1997             1996          1995
                             --------------   ------------- --------------

  Net cash used in financing
    activities                 (26,220,044)    (13,475,758)   (10,206,111)
                             --------------   ------------- --------------
Net change in cash and cash
  equivalents                  (15,235,193)     24,984,515     (7,640,030)
Cash and cash equivalents at
  beginning of year             29,204,900       4,220,385     11,860,415
                             --------------   ------------- --------------
Cash and cash equivalents
  at end of year             $  13,969,707    $ 29,204,900  $   4,220,385
                             ==============   ============= ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Pension Investors-IV (the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments, the payment of administrative expenses and, to a lesser extent, the operations of the remaining portion of a property, which was sold in March 1998.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold five properties. In addition, during 1996, the property in which the Partnership held a minority joint venture interest was sold. During September 1997, the lender on North Kent Mall acquired the mall portion of the property pursuant to a deed in lieu of foreclosure; however, the Partnership continued to own its remaining real estate investment, an outlot at the property (the "North Kent Outlot"), which was sold in March 1998. During December 1997, the Partnership sold the Glendale Fashion Center. The Partnership has retained a portion of the cash from the property sales to satisfy the obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 16 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(c) Loan losses on mortgage notes receivable were charged to income and an allowance account was established when the General Partner believed the loan balance would not be recovered. The General Partner assessed the collectibility of each loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan. Upon foreclosure, the loan net of the allowance was transferred to real estate held for sale after the fair value of the property, less costs of disposal, was assessed. Upon the transfer to real estate held for sale, a new basis in the property was established.

(d) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Under SFAS 121, the General Partner periodically assessed, but not less than on an annual basis, the fair value of its real estate properties held for sale. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Changes in the property's fair value were recorded by an adjustment to the property allowance account and were recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value was determined. The General Partner considered the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(e) Investment in joint venture with affiliates represented the Partnership's 15.37% interest, under the equity method of accounting, in a joint venture with affiliated partnerships. Under the equity method of accounting, the Partnership recorded its initial investment at cost and adjusted its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(f) Deferred expenses consisted of financing fees which were amortized over the terms of the respective agreement. Upon sale, any remaining unamortized balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(g) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income includes reimbursements for operating costs such as real estate taxes, maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

(h) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(i) The Partnership recorded repurchases of Interests by the Early Investment Incentive Fund as a reduction of Partners' Capital (see Note 4 of Notes to Financial Statements). Cash and cash equivalents not utilized to repurchase Interests, but which are part of the Early Investment Incentive Fund, are classified as restricted assets of the Partnership.

(j) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested primarily in one financial institution.

(k) For financial statement purposes, prior to 1996 partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income (loss) allocations between the partners have been adjusted for financial statement purposes in 1997 and 1996.

(l) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(m) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership for the year-ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

4. Partnership Agreement:

The Partnership was organized on October 21, 1982; however, operations did not commence until 1983. The Partnership Agreement provides for Balcor Mortgage Advisors-III to be the General Partner and for the admission of Limited Partners through the sale of up to 450,000 Limited Partnership Interests at $500 per Interest, 429,606 of which were sold on or prior to June 2, 1983, the termination date of the offering. The Partnership Agreement provides that profits and losses are allocated 92.5% to the Limited Partners, of which 2.5% relates to the Early Investment Incentive Fund, and 7.5% to the General

Partner. For financial statement purposes, prior to 1996 partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income (loss) allocations between the partners have been adjusted for financial statement purposes in 1997 and 1996.

To the extent that Cash Flow is distributed, distributions are made as follows:
(i) 90% of such Cash Flow is distributed to the Limited Partners, (ii) 7.5% of such Cash Flow is distributed to the General Partner, and (iii) 2.5% of such Cash Flow is set aside in the Early Investment Incentive Fund (the "Fund") for payment on dissolution of the Partnership to those investors who subscribed prior to August 31, 1983 ("Early Investors") if necessary for them to receive a return of their Original Capital plus a specified Cumulative Return based on the date of investment. Amounts, if any, remaining in the Fund after Early Investors have received such returns will be distributed 90% to all Limited Partners and 10% to the General Partner. The Limited Partners will receive 100% of all distributions of Mortgage Reductions.

Amounts placed in the Fund were, at the sole discretion of the General Partner and subject to certain limitations as set forth in the Partnership Agreement, used to repurchase Interests from existing Limited Partners. All repurchases of Interests were made at 90% of the then current valuation of such Limited Partnership Interests at the previous quarter end less any distributions made after the previous quarter end. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests were paid to the Fund. To the extent that amounts in the Fund have not been utilized to repurchase Interests, such amounts are invested in short-term interest-bearing instruments with interest thereon being earned by the Fund. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1997, there were 41,330 Interests and cash of $2,713,854 in the Fund.

5. Investment in Loans Receivable:

The Stonehaven South Apartments loan receivable had been classified as nonaccrual due to the borrower's noncompliance with the original terms of the loan agreement and was scheduled to mature in 1997. However, in July 1996, the borrower paid $2,380,685 in full satisfaction of the loan. For financial statement purposes, the loan balance at the date of prepayment was $1,588,691, and the Partnership recognized a gain of $786,766 from the prepayment.

The Colonial Coach Mobile Home Park loan receivable was funded by the Partnership and an affiliate (together, the "Participants"). The Partnership participated ratably in approximately 12% of the loan amount and interest income. The loan was scheduled to mature in July 1998; however, in September 1995, the borrower prepaid this $1,247,350 loan at a discount due to the diminished value of the property. The Partnership received $927,080 as its share of the proceeds which represented a portion of the funds advanced on the loan. The Partnership wrote-off the remaining balance of $320,270 against the previously established allowance for potential loan losses.

Loans which had been classified as nonaccrual as a result of delinquency or other noncompliance with the terms of the loan agreements were referred to as impaired loans. The average recorded investments in impaired loans in 1996 and 1995 were approximately $828,893 and $2,347,441, respectively. Interest income relating to impaired loans would have been approximately $218,000 in 1996 and $461,000 in 1995. Net interest income from impaired loans included in the accompanying Statements of Income and Expenses amounted to approximately $94,000 in 1996 ($163,000 cash basis) and $164,000 in 1995 ($176,000 cash basis).

6. Allowance for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1997 is described in the table below:
                                     1997          1996          1995
                                 ------------  -----------    -----------
Loans:
 Balance at beginning of
  year                                  None        None     $  250,000
 Provision charged to
  income                                None        None         70,270
 Direct write-off of loans
  against allowance                     None        None      (320,270)
                                 ------------  -----------    -----------
   Balance at the end of
    the year                            None        None           None
                                 ============  ===========   ===========
Real Estate Held for Sale:
 Balance at beginning of
  year                          $ 4,023,000  $ 2,621,805    $ 1,277,805
 Provision charged to
  income                          2,354,057    4,703,830      1,344,000
 Recovery of provision
  previously charged to income         None  (2,621,805)           None
 Direct write-off of real
  estate held for sale
  against allowance             (4,885,257)    (680,830)           None
                                 ------------  -----------   -----------
  Balance at the end of
   the year                     $ 1,491,800  $ 4,023,000    $ 2,621,805
                                 ============  ===========   ============

7. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1997 and 1996 consisted of the following:

                    Carrying    Carrying
                   Amount of   Amount of  Current  Current   Final   Estimated
                    Notes at    Notes at  Monthly  Interest Maturity  Balloon
    Property        12/31/97    12/31/96  Payments  Rate      Date    Payment
----------------   ---------    --------  -------- -------- -------   -------

Shopping Centers:
North Kent Mall (A)            $1,815,571
North Kent Outlot(A) $768,601     797,692   $9,617  11.00%     2010      None
Glendale Fashion
  Center(B)                     1,270,565
                  ----------- -----------

Total                $768,601  $3,883,828
                  =========== ===========

(A) North Kent Mall was composed of two portions, a shopping center (the "Mall") and the North Kent Outlot, a land parcel on which a theater is located, each of which was collateralized by a mortgage loan from a different lender. In May 1996, the loan collateralized by the Mall was modified. The maturity date was extended from July 1996 to December 1996 subject to a $100,000 payment by the Partnership, which was applied to the outstanding principal balance of the loan. The Partnership and the holder (the "Lender") of the mortgage loan collateralized by the Mall executed an additional agreement effective as of January 1, 1997, pursuant to which the maturity date of the loan was extended to September 1, 1997. According to the agreement, if the Partnership was unable to locate a purchaser and consummate a sale of the Mall by September 1, 1997, title to the Mall would be conveyed to the Lender pursuant to a deed in lieu of foreclosure. The Partnership was unable to complete a sale of the Mall and on September 18, 1997 the deed in lieu of foreclosure was delivered to the Lender. The outstanding principal balance of the mortgage note collateralized by the Mall on the date of foreclosure was $1,644,877 and the Lender assumed other liabilities totaling $124,180, which consisted of real estate taxes payable of $114,691 and security deposits of $9,489. The Partnership has no further obligations under the loan and no further interest in the Mall. The Partnership sold the North Kent Outlot in March 1998. See Notes 12 and 17 of Notes to Financial Statements for additional information.

(B) In December 1997, this property was sold. See Note 11 of Notes to Financial Statements for additional information.

During the years ended December 31, 1997, 1996 and 1995, the Partnership incurred interest expense on the mortgage loans payable of $333,100, $902,936, and $1,093,543, respectively, and paid interest of $351,985, $903,851, and $1,087,644, respectively.

8. Investment in Joint Venture with Affiliates:

The Perimeter 400 Center Office Building was owned by a joint venture consisting of the Partnership and three affiliates. The Partnership's sharing percentage is 15.37%. In December 1996, the joint venture sold the property in all cash sale for $40,700,000. From the proceeds of the sale, the joint venture paid $882,765 in selling costs. The joint venture recognized a gain of $12,420,982 from the sale of this property, of which $1,910,549 is the Partnership's share. For financial statement purposes, the Partnership's share of the gain is included in participation in income of joint venture with affiliates in 1996. Pursuant to the terms of the sale, $1,750,000 of the proceeds were retained by the joint venture until September 1997 at which time the funds were released in full. The Partnership's share was $268,975. During

1995, the Partnership recognized $102,211 as its share of the recovery of a provision related to the change in the estimate of the fair value of this property. The recovery is included in the Partnership's participation in income of joint venture with affiliates in 1995. In addition, during 1997, 1996 and 1995, the Partnership received net distributions from the joint venture totaling $187,045, $6,138,544 and $311,731, respectively.

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

9. Management Agreements:

The Partnership's properties were under management agreements with a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 3% to 6% of gross operating receipts.

10. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/97          12/31/96         12/31/95
                          ---------------  ---------------  ---------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees None None $4,666 None $ 9,339 $ 583 Reimbursement of expenses to the General Partner,
  at cost:
    Accounting            $47,704  $9,486   28,774 $21,248   75,855   7,116
    Data processing        10,866   1,522    8,080   2,906   42,577   3,774
    Investor communica-
      tion                   None    None     None    None   10,492    None
    Legal                  26,527   5,145   15,887  11,360   28,085   3,408
    Portfolio management  173,536  35,219  161,226 110,257  178,478  29,495
    Other                    None    None     None    None   18,426    None


The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner (The Balcor Company) who received no fee for administering the program; however, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $12,743 and $62,243 for 1996 and 1995, respectively.

The General Partner made a contribution of $35,801 to the Partnership in connection with the settlement of certain litigation as further described in
Note 14 of Notes to Financial Statements.

11. Sales of Real Estate:

(a) In December 1997, the Partnership sold the Glendale Fashion Center in an all cash sale for $10,700,000. In addition, the purchaser paid the Partnership $70,000 as a fee for extending the closing. From the proceeds of the sale, the Partnership paid $1,270,565 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $308,951 in selling costs. The basis of the property was $10,201,317. For financial statement purposes, the Partnership recognized a gain of $259,732 from the sale of this property.

(b) In December 1996, the Partnership sold the Palm View Apartments in an all cash sale for $6,500,000. From the proceeds of the sale, the Partnership paid $2,782,063 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $289,386 in selling costs and $55,641 of prepayment penalties. The basis of the property was $5,726,999. For financial statement purposes, the Partnership recognized a gain of $483,615 from the sale of this property.

(c) In November 1996, the Partnership sold the Del Lago Apartments in an all cash sale of $2,800,000. From the proceeds of the sale, the Partnership paid $174,500 in selling costs. The basis of the property was $3,200,000. For financial statement purposes, the Partnership recognized no gain or loss on the sale of this property. However, the Partnership had previously established an allowance for potential losses related to this property against which its remaining net investment of $574,500 was written off.

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

(e) In October 1996, the Partnership sold the Pelican Pointe Apartments in an all cash sale for $9,000,000. From the proceeds of the sale, the Partnership paid $312,315 in selling costs. The basis of the property was $7,423,577. For financial statement purposes, the Partnership recognized a gain of $1,264,108 from the sale of this property.

(f) In September 1996, the Partnership sold the Regency Club Apartments in an all cash sale of $5,750,000. From the proceeds of the sale, the Partnership paid $223,330 in selling costs. The basis of the property was $5,633,000. For financial statement purposes, the Partnership recognized no gain or loss on the sale of this property. However, the Partnership had previously established an allowance for potential losses related to this property against which its remaining net investment of $106,330 was written off.

12. Real Estate Relinquished through Foreclosure:

North Kent Mall is composed of two portions, the Mall and the North Kent Outlot, each of which is collateralized by a mortgage loan from a different lender. In September 1997, the lender of the mortgage loan collateralized by the Mall took title to the property pursuant to a deed in lieu of foreclosure. In connection with the foreclosure, the Partnership recognized a $1,769,057 extraordinary gain on forgiveness of debt representing the outstanding mortgage balance of $1,644,877 and other liabilities of $124,180 assumed by the lender. In addition, the Partnership recognized a $2,354,057 provision for losses, which was equal to the carrying value of the property. For financial statement purposes, the basis of the Mall was written off against the loss allowance of $4,885,287 related to this property. The Partnership sold the North Kent Outlot in March 1998. See Note 17 of Notes to Financial Statements for additional information relating to the sale of the North Kent Outlot.

13. Extraordinary Items:

(a) In connection with the 1997 foreclosure of the North Kent Mall, the Partnership recognized a $1,769,057 extraordinary gain on forgiveness of debt representing the outstanding mortgage balance of $1,644,877 and other liabilities of $124,180 assumed by the lender.

(b) In 1996, the Partnership sold the Colony and Palm View apartment complexes. In connection with the sales, the Partnership paid $123,308 of prepayment penalties and wrote-off the remaining unamortized deferred expenses in the amount of $101,772. These amounts were recognized as debt extinguishment expenses and classified as extraordinary items .

14. Settlement of Litigation:

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

(b) In October 1996, the Partnership reached a settlement totaling $750,000 with a former tenant at the 240 East Ontario Office Building (which was sold in 1993) for rental income owed to the Partnership pursuant to the terms of the tenant's lease. Under the terms of the settlement, the Partnership received $675,000 in 1996. In June 1997, the Partnership received a final payment of $75,000. The payments were recognized as settlement income for financial statement purposes.

15. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts and accrued interest payable approximates fair value.

Based on borrowing rates available to the Partnership at the end of 1997 and 1996 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

16. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations or liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

17. Subsequent Events:

(a) In January 1998, the Partnership made a distribution of $11,418,927 ($26.58 per Interest) to the holders of Limited Partnership Interests representing remaining available Cash Flow of $6.40 per Interest and Mortgage Reductions of $20.18 per Interest from proceeds received in connection with the sale of Glendale Fashion Center and remaining available Mortgage Reductions.

(b) In March 1998, the Partnership sold the North Kent Outlot in an all cash sale for $25,000. In addition, the Partnership received $1,000,000 in March 1998 pursuant to a lease termination agreement between the Partnership and the lessee of the theater located on the property. From the proceeds received, the

Partnership paid $763,435 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $36,743 in selling costs. The basis of the property was $2,194,826. For financial statement purposes, the Partnership will recognize no gain or loss in connection with the sale of this property. During the first quarter of 1998, the Partnership will recognize a recovery of loss on real estate of $285,231 and write-off $1,206,569 against the previously established loss allowance related to this property.

A principal of the purchaser is a partner in a law firm that has periodically provided legal services to the Partnership and to affiliates of the General Partner.