Form 10-Q
period 1998-06-30
BALCOR PENSION INVESTORS IV
filed 1998-08-14
CIK 709329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (UNAUDITED)

                                    ASSETS

                                                1998            1997
                                            --------------  --------------
Cash and cash equivalents                   $   2,438,933   $  13,969,707
Cash and cash equivalents Early
  Investment Incentive Fund                     3,985,606       2,713,854
Accounts and accrued interest receivable           76,380          93,696
                                            --------------  --------------
                                                6,500,919      16,777,257
                                                            --------------
Real estate held for sale (net of allowance
  of $1,491,800 in 1997)                                          703,026
                                            --------------  --------------
                                            $   6,500,919   $  17,480,283
                                            ==============  ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued real estate taxes
  payable                                   $       4,202   $      84,991
Due to affiliates                                  80,766          51,372
Mortgage Note Payable                                             768,601
                                            --------------  --------------
    Total liabilities                              84,968         904,964
                                            --------------  --------------

Commitments and contingencies

Limited Partners' capital (429,606
  Interests issued and outstanding)            15,948,031      26,009,849

Less Interests held by Early Investment
  Incentive Fund (41,330 in 1998 and 1997)     (9,264,478)     (9,264,478)
                                            --------------  --------------
                                                6,683,553      16,745,371
General Partner's deficit                        (267,602)       (170,052)
                                            --------------  --------------
    Total partners' capital                     6,415,951      16,575,319
                                            --------------  --------------
                                            $   6,500,919   $  17,480,283
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (UNAUDITED)


                                                1998            1997
                                            --------------  --------------
Income:
  Interest on short-term investments        $     193,778   $     314,997
  Income (loss) from operations of real
    estate held for sale                           37,330        (144,399)
  Other income                                     90,693
  Settlement income                                                75,000
  Recovery of loss on real estate held
    for sale                                      285,231
                                            --------------  --------------
      Total income                                607,032         245,598
                                            --------------  --------------
Expenses:
  Participation in loss of joint
    venture with affiliates                                        81,930
  Provision for potential losses on
    real estate                                                   585,000
  Administrative                                  216,790         423,984
                                            --------------  --------------
      Total expenses                              216,790       1,090,914
                                            --------------  --------------
Net income (loss)                           $     390,242   $    (845,316)
                                            ==============  ==============
Net income allocated to General Partner     $     131,572            None
                                            ==============  ==============
Net income (loss) allocated to Limited
  Partners                                  $     258,670   $    (845,316)
                                            ==============  ==============
Net income (loss) per average number of
  Limited Partnership Interests outstanding
  (388,276 in 1998 and 1997) - Basic
  and Diluted                               $        0.67   $       (2.18)
                                            ==============  ==============
Distributions to General Partner            $     229,122   $     134,252
                                            ==============  ==============
Settlement Distribution to Limited Partners          None   $      16,056
                                            ==============  ==============
Distributions to Limited Partners           $  10,320,488   $  20,481,779
                                            ==============  ==============
Distributions per Limited Partnership
  Interest                                  $       26.58   $       52.75
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (UNAUDITED)

                                                 1998            1997
                                            --------------  --------------
Income:
  Interest on short-term investments        $      82,449   $     121,377
  Income (loss) from operations of real
    estate held for sale                            7,999         (57,984)
  Settlement income                                                75,000
                                            --------------  --------------
      Total income                                 90,448         138,393
                                            --------------  --------------
Expenses:
  Provision for potential losses on
    real estate                                                   585,000
  Administrative                                   91,538         242,003
                                            --------------  --------------
      Total expenses                               91,538         827,003
                                            --------------  --------------
Net loss                                    $      (1,090)  $    (688,610)
                                            ==============  ==============
Net loss allocated to General Partner                None            None
                                            ==============  ==============
Net loss allocated to Limited
  Partners                                  $      (1,090)  $    (688,610)
                                            ==============  ==============
Net loss per average number of
  Limited Partnership Interests outstanding
  (388,276 in 1998 and 1997) - Basic
  and Diluted                               $      (0.003)  $       (1.78)
                                            ==============  ==============
Distribution to General Partner                      None   $      98,451
                                            ==============  ==============
Distribution to Limited Partners                     None   $   1,067,770
                                            ==============  ==============
Distribution per Limited Partnership
  Interest                                           None   $        2.75
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (UNAUDITED)

                                                 1998            1997
                                            --------------  --------------
Operating activities:
  Net income (loss)                         $     390,242   $    (845,316)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Recovery of loss on real estate owned      (285,231)
      Participation in loss of joint
        venture with affiliates                                    81,930
      Provision for potential losses on
        real estate                                               585,000
      Net change in:
        Accounts and accrued interest
          receivable                               17,316         813,950
        Prepaid expenses                                           34,791
        Accounts and accrued real estate
          taxes payable                           (80,789)       (333,559)
        Due to affiliates                          29,394          (4,968)
                                            --------------  --------------
  Net cash provided by operating activities        70,932         331,828
                                            --------------  --------------
Investing activities:
  Capital contribution to joint venture with
    an affiliate                                                  (81,930)
  Proceeds from lease termination               1,000,000
  Proceeds from sale of real estate                25,000
  Costs incurred in connection with
    disposition of real estate                    (36,743)
                                            --------------  --------------
  Net cash provided by or (used in)
    investing activities                          988,257         (81,930)
                                            --------------  --------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (UNAUDITED)
                                  (Continued)

                                                 1998            1997
                                            --------------  --------------
Financing Activities:
  Distributions to Limited Partners           (10,320,488)    (20,497,835)
  Distributions to General Partner               (229,122)       (134,252)
  Contribution by General Partner                                  35,801
  Change in cash and cash equivalents -
    Early Investment Incentive Fund            (1,271,752)     (2,272,085)
  Principal payments on mortgage notes
    payable                                        (5,166)       (141,144)
  Repayment of mortgage note payable             (763,435)
                                            --------------  --------------
  Net cash used in financing activities       (12,589,963)    (23,009,515)
                                            --------------  --------------
Net change in cash and cash equivalents       (11,530,774)    (22,759,617)
Cash and cash equivalents at beginning
  of year                                      13,969,707      29,204,900
                                            --------------  --------------
Cash and cash equivalents at end of period  $   2,438,933   $   6,445,283
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, the capital accounts of the General Partner and the Limited Partners have been adjusted to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) A reclassification has been made to the previously reported 1997 financial statements in order to provide comparability with the 1998 statements. This reclassification has not changed the 1997 results.

(c) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1998 and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold one property and surrendered a portion of the North Kent Mall pursuant to a deed in lieu of foreclosure; however, the Partnership continued to own its remaining real estate investment, an outlot at the North Kent Mall (the "North Kent Outlot"), which was sold in March 1998. The Partnership has retained a portion of the cash from the property sales to satisfy the obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 7 of Notes to the Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the six months ended June 30, 1998 and 1997, the Partnership incurred interest expense on mortgage notes payable of $19,143 and $201,047 and paid interest expense of $19,143 and $202,602, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1998 are:

                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   --------- ----------

   Reimbursement of expenses to
     the General Partner, at cost   $    35,988    $  13,183  $   80,766

During 1997, the General Partner made a contribution to the Partnership of $35,801 in connection with the settlement of certain litigation.

5. Sale of Real Estate:

In March 1998, the Partnership sold the North Kent Outlot in an all cash sale for $25,000. In addition, the Partnership received $1,000,000 in March 1998 pursuant to a lease termination agreement between the Partnership and the lessee of the theater located on the Outlot. From the aggregate proceeds received, the Partnership paid $763,435 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $36,743 in selling costs. The basis of the property was $703,026, which is net of an allowance of $1,491,800. For financial statement purposes, the Partnership recognized no gain or loss on the sale of this property. However, the Partnership recognized a recovery of loss on real estate of $285,231 and wrote off $1,206,569 against the previously established loss allowance related to this property.

6. Other Income:

In January and May 1998, the Partnership recognized other income in connection with a refund of 1996 real estate taxes related to the North Kent Mall of $90,693.

7. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal, which is pending. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

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

Operations
----------

Summary of Operations
---------------------

During the first quarter of 1998, the Partnership recognized a recovery of a provision for potential loss related to the sale of the North Kent Outlot. During the second quarter of 1997, the Partnership recognized a provision for potential losses on real estate related to North Kent Mall. As a result of these events, the Partnership recognized net income during the six months ended June 30, 1998 as compared to a net loss during the six months and quarter ended June 30, 1997. Administrative expenses exceeded interest income earned on short term investments and other income, which was the primary reason the Partnership recognized a net loss during the quarter ended June 30, 1998. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

Higher average cash balances were available for investment during 1997 due to the proceeds received by the Partnership from property sales during the latter part of 1996 and 1997 prior to distribution to Partners in January 1997 and January 1998. This was the primary reason interest income on short-term investments decreased during 1998 as compared to 1997.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. During 1997, the

Partnership sold the Glendale Fashion Center. In addition, in 1997, the lender on the North Kent Mall acquired the property (with the exception of the North Kent Outlot) pursuant to a deed in lieu of foreclosure. The loss generated by Glendale Fashion Center prior to its sale was partially offset by the income generated by North Kent Mall prior to the foreclosure. In March 1998, the Partnership sold the North Kent Outlot which was generating income prior to the sale. As a result, the Partnership recognized income from operations of real estate held for sale during 1998 as compared to a loss in 1997.

In January and May 1998, the Partnership recognized other income in connection with a refund of 1996 real estate taxes related to the North Kent Mall of $90,693.

In June 1997, the Partnership received $75,000 as a final payment related to the October 1996 settlement with a former tenant of the 240 East Ontario Office Building, which was sold in 1993. The settlement related to rental income owed to the Partnership pursuant to the terms of the tenant's lease. This amount was recognized as settlement income for financial statement purposes.

Provisions were charged to income when the General Partner believed an impairment had occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value were made periodically on the basis of assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represented estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized a provision of $585,000 related to the North Kent Mall during 1997 to provide for a change in the estimate of the fair value of the property. The Partnership recognized a recovery of $285,231 and wrote off the remaining allowance of $1,206,569 in connection with the sale of the North Kent Outlot in 1998.

Participation in loss of joint venture with affiliates represented the Partnership's 15.37% share of the operations from the Perimeter 400 Center Office Building. In December 1996, the joint venture sold the property. During 1997, the Partnership paid its share of additional expenses related to the property.

Primarily due to decreased portfolio management, accounting, legal and professional fees during 1998, administrative expenses decreased during 1998 as compared to 1997. In addition, during 1997, the Partnership incurred higher postage and investor processing costs in connection with its response to a January 1997 tender offer.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $11,531,000 as of June 30, 1998 when compared to December 31, 1997 primarily due to the payment of a distribution to Partners in January 1998 from proceeds received in connection with the 1997 sale of the Glendale Fashion Center. The Partnership received cash from its operating activities of approximately $71,000 which consisted of interest income earned on short-term investments, a refund of 1996 real estate taxes related to the North Kent Mall and cash flow generated by the North Kent Outlot prior to its sale in March 1998, net of the payment of administrative expenses. Cash received from investing activities consisted of net proceeds of approximately $988,000 from the sale of the North Kent Outlot and the related lease termination. Cash used in financing activities consisted of the payment of a distribution to Partners of approximately $10,550,000, an increase in restricted cash and cash equivalents in the Early Investment Incentive Fund of approximately $1,272,000 due to the discontinuance of the repurchase of Interests from Limited Partners in February 1997, the repayment of the mortgage note payable of approximately $763,000 and principal payments on the mortgage note payable of approximately $5,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold one property and surrendered a portion of the North Kent Mall pursuant to a deed in lieu of foreclosure; however, the Partnership continued to own its remaining real estate investment, the North Kent Outlot, which was sold in March 1998. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 7 of Notes to the Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In March 1998, the Partnership sold the North Kent Outlot in an all cash sale for $25,000. As part of the transaction, the Partnership received $1,000,000 in March 1998 pursuant to a lease termination agreement between the Partnership and the lessee of the theater located on the property. From the aggregate proceeds received, the Partnership paid $763,435 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $36,743 in selling costs. See Note 5 of Notes to the Financial Statements for additional information.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of June 30, 1998, there were 41,330 Interests and cash of $3,985,606 in the Early Investment Incentive Fund.

To date, Limited Partners have received cash distributions totaling $672.56 per $500 Interest. Of this amount, $337.25 represents Cash Flow from operations and $335.31 represents a return of Original Capital. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Amounts allocated to the Early Investment Incentive Fund will also be distributed at that time.

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

(27) Financial Data Schedule of the Registrant for the six months ended June 30, 1998 is incorporated herein by reference.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1998.

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



Date: August 13, 1998
      ----------------------------