Form 10-Q
period 1998-09-30
BALCOR PENSION INVESTORS IV
filed 1998-11-13
CIK 709329

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998
                               -------------------
                                    OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                              BALANCE SHEETS
                 September 30, 1998 and December 31, 1997
                                (Unaudited)

                                  ASSETS

                                                  1998           1997
                                              -------------  -------------
Cash and cash equivalents                     $  2,438,523   $ 13,969,707
Cash and cash equivalents - Early
  Investment Incentive Fund                      4,038,231      2,713,854
Accounts and accrued interest receivable            40,658         93,696
                                              -------------  -------------
                                                 6,517,412     16,777,257

Real estate held for sale (net of allowance
  of $1,491,800 in 1997)                                          703,026
                                              -------------  -------------
                                              $  6,517,412   $ 17,480,283
                                              =============  =============

                     LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued real estate taxes
  payable                                     $     10,474   $     84,991
Due to affiliates                                   77,434         51,372
Mortgage note payable                                             768,601
                                              -------------  -------------
    Total liabilities                               87,908        904,964
                                              -------------  -------------

Commitments and contingencies

Limited Partners' capital (429,606
  Interests issued and outstanding)             15,961,584     26,009,849

Less Interests held by Early Investment
  Incentive Fund (41,330 in 1998 and 1997)      (9,264,478)    (9,264,478)
                                              -------------  -------------
                                                 6,697,106     16,745,371
General Partner's deficit                         (267,602)      (170,052)
                                              -------------  -------------
    Total partners' capital                      6,429,504     16,575,319
                                              -------------  -------------
                                              $  6,517,412   $ 17,480,283
                                              =============  =============

The accompanying notes are an integral part of the financial statements.

                       BALCOR PENSION INVESTORS - IV
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
           for the nine months ended September 30, 1998 and 1997
                                (Unaudited)

                                                    1998          1997
                                              -------------  -------------
Income:
  Interest on short-term investments          $    284,667   $    436,920
  Income (loss) from operations of real
    estate held for sale                            22,463       (201,545)
  Other income                                      99,415
  Settlement income                                                75,000
  Recovery of loss on real estate held
    for sale                                       285,231
                                              -------------  -------------
    Total income                                   691,776        310,375
                                              -------------  -------------
Expenses:
  Participation in loss of joint
    venture with affiliates                                        81,930
  Provision for potential losses on
    real estate                                                 2,354,057
  Administrative                                   287,981        544,026
                                              -------------  -------------
      Total expenses                               287,981      2,980,013
                                              -------------  -------------
Income (loss) before extraordinary item            403,795     (2,669,638)

Extraordinary item:
  Gain on forgiveness of debt                                   1,769,057
                                              -------------  -------------
Net income (loss)                             $    403,795   $   (900,581)
                                              =============  =============
Income before extraordinary item
  allocated to General Partner                $    131,572          None
                                              =============  =============
Income (loss) before extraordinary item
  allocated to Limited Partners               $    272,223   $ (2,669,638)
                                              =============  =============
Income (loss) before extraordinary item per
  average number of Limited Partnership
  Interests outstanding (388,276 in 1998
  and 1997) - Basic and Diluted               $       0.70   $      (6.88)
                                              =============  =============
Extraordinary item allocated to
  General Partner                                    None           None
                                              =============  =============

The accompanying notes are an integral part of the financial statements.

                       BALCOR PENSION INVESTORS - IV
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
           for the nine months ended September 30, 1998 and 1997
                                (Unaudited)
                                (Continued)

                                                   1998          1997
                                              -------------  -------------
Extraordinary item allocated to
  Limited Partners                                   None    $  1,769,057
                                              =============  =============
Extraordinary item per average number of
  Limited Partnership Interests outstanding
  (388,276 in 1998 and 1997) - Basic
  and Diluted                                        None    $       4.56
                                              =============  =============
Net income allocated to General
  Partner                                     $    131,572           None
                                              =============  =============
Net income (loss) allocated to Limited
  Partners                                    $    272,223   $   (900,581)
                                              =============  =============
Net income (loss) per average number of
  Limited Partnership Interests outstanding
  (388,276 in 1998 and 1997) - Basic
  and Diluted                                 $       0.70   $      (2.32)
                                              =============  =============
Distributions to General Partner              $    229,122   $    205,853
                                              =============  =============
Settlement Distribution to Limited Partners          None    $     16,056
                                              =============  =============
Distributions to Limited Partners             $ 10,320,488   $ 21,258,339
                                              =============  =============
Distributions per Limited Partnership
  Interest                                    $      26.58   $      54.75
                                              =============  =============

The accompanying notes are an integral part of the financial statements.

                       BALCOR PENSION INVESTORS - IV
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
            for the quarters ended September 30, 1998 and 1997
                                 (Unaudited)

                                                  1998           1997
                                             -------------  -------------
Income:
  Interest on short-term investments          $     90,889   $    121,923
  Other income                                       8,722
                                              -------------  -------------
    Total income                                    99,611        121,923
                                              -------------  -------------
Expenses:
  Loss from operations of real
    estate held for sale                            14,867         57,146
  Provision for potential losses on
    real estate                                                 1,769,057
  Administrative                                    71,191        120,042
                                              -------------  -------------
      Total expenses                                86,058      1,946,245
                                              -------------  -------------
Income (loss) before extraordinary item             13,553     (1,824,322)

Extraordinary item:
  Gain on forgiveness of debt                                   1,769,057
                                              -------------  -------------
Net income (loss)                             $     13,553   $    (55,265)
                                              =============  =============
Income before extraordinary item
  allocated to General Partner                       None           None
                                              =============  =============
Income (loss) before extraordinary item
  allocated to Limited Partners               $     13,553   $ (1,824,322)
                                              =============  =============
Income (loss) before extraordinary item per
  average number of Limited Partnership
  Interests outstanding (388,276 in 1998
  and 1997) - Basic and Diluted               $       0.03   $      (4.70)
                                              =============  =============
Extraordinary item allocated to
  General Partner                                    None           None
                                              =============  =============
Extraordinary item allocated to
  Limited Partners                                   None    $  1,769,057
                                              =============  =============

The accompanying notes are an integral part of the financial statements.

                       BALCOR PENSION INVESTORS - IV
                     (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
             for the quarters ended September 30, 1998 and 1997
                                 (Unaudited)
                                 (Continued)

                                                  1998           1997
                                             -------------  -------------
Extraordinary item per average number of
  Limited Partnership Interests outstanding
  (388,276 in 1998 and 1997) - Basic
  and Diluted                                        None    $       4.56
                                              =============  =============
Net income allocated to General
  Partner                                            None           None
                                              =============  =============
Net income (loss) allocated to Limited
  Partners                                    $     13,553   $    (55,265)
                                              =============  =============
Net income (loss) per average number of
  Limited Partnership Interests outstanding
  (388,276 in 1998 and 1997) - Basic
  and Diluted                                 $       0.03   $      (0.14)
                                              =============  =============
Distribution to General Partner                      None    $     71,601
                                              =============  =============
Distribution to Limited Partners                     None    $    776,560
                                              =============  =============
Distribution per Limited Partnership
  Interest                                           None    $       2.00
                                              =============  =============

The accompanying notes are an integral part of the financial statements.

                       BALCOR PENSION INVESTORS - IV
                     (An Illinois Limited Partnership)

                         STATEMENTS OF CASH FLOWS
           for the nine months ended September 30, 1998 and 1997
                                (Unaudited)

                                                   1998           1997
                                              -------------  -------------
Operating activities:
  Net income (loss)                           $    403,795   $   (900,581)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Gain on forgiveness of debt                              (1,769,057)
      Recovery of loss on real estate owned       (285,231)
      Participation in loss of joint
        venture with affiliates                                    81,930
      Provision for potential losses on
        real estate                                             2,354,057
        Net change in:
          Accounts and accrued interest
            receivable                              61,760        927,772
          Prepaid expenses                                         34,791
          Accounts and accrued real estate
            taxes payable                          (83,239)      (286,289)
          Due to affiliates                         26,062        (13,998)
          Other liabilities                                        (3,000)
                                              -------------  -------------
  Net cash provided by operating activities        123,147        425,625
                                              -------------  -------------
Investing activities:
  Capital contribution to joint venture
    with affiliate                                                (81,930)
  Distributions from joint venture
    with affiliates                                               268,975
  Proceeds from lease termination                1,000,000
  Proceeds from sale of real estate                 25,000
  Costs incurred in connection with
    disposition of real estate                     (36,743)
                                              -------------  -------------
  Net cash provided by investing activities        988,257        187,045
                                              -------------  -------------

The accompanying notes are an integral part of the financial statements.

                       BALCOR PENSION INVESTORS - IV
                     (An Illinois Limited Partnership)

                        STATEMENTS OF CASH FLOWS
           for the nine months ended September 30, 1998 and 1997
                                (Unaudited)
                                (Continued)

                                                 1998           1997
                                             -------------  -------------
Financing activities:
  Distributions to Limited Partners            (10,320,488)   (21,274,395)
  Distributions to General Partner                (229,122)      (205,853)
  Contribution by General Partner                                  35,801
  Change in cash and cash equivalents -
    Early Investment Incentive Fund             (1,324,377)    (2,412,149)
  Principal payments on mortgage notes
    payable                                         (5,166)      (192,211)
  Repayment of mortgage note payable              (763,435)
                                              -------------  -------------
  Net cash used in financing activities        (12,642,588)   (24,048,807)
                                              -------------  -------------
Net change in cash and cash equivalents        (11,531,184)   (23,436,137)
Cash and cash equivalents at beginning
  of year                                       13,969,707     29,204,900
                                              -------------  -------------
Cash and cash equivalents at end of period    $  2,438,523   $  5,768,763
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

(c) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1998 and all such adjustments are of a normal and recurring nature.

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

3. Interest Expense:

During the nine months ended September 30, 1998 and 1997, the Partnership incurred interest expense on mortgage notes payable of $19,143 and $282,285 and paid interest expense of $19,143 and $286,111, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1998 are:

                                           Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   --------- ----------

   Reimbursement of expenses to
     the General Partner, at cost   $    62,460    $  26,472  $   77,434

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

6. Other Income:

In 1998, the Partnership recognized other income in connection with a refund of 1996 real estate taxes related to the North Kent Mall of $90,693 due to a reduction in the assessed value of the property. The Perimeter 400 Office Building, which was owned by a joint venture with three affiliates, was sold in December 1996. During October 1998, the Partnership received $8,722 representing its share of a refund of 1996 real estate taxes which had been under appeal. This amount was also recognized as other income.

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

Operations
----------

Summary of Operations
---------------------

During 1998, the Partnership recognized a recovery of a provision for potential loss related to the sale of the North Kent Outlot, which was the primary reason the Partnership recognized net income during the nine months ended September 30, 1998. Interest income earned on short-term investments exceeded administrative expenses, which was the primary reason the Partnership recognized net income during the quarter ended September 30, 1998. During 1997, the Partnership recognized a provision for potential losses on real estate related to North Kent Mall which was partially offset by gain on forgiveness of debt recognized in connection with the North Kent Mall foreclosure. As a result of these events, the Partnership recognized a net loss during the nine months ended September 30, 1997. During the third quarter 1997, interest income earned on short-term investments was lower than administrative expenses and loss from operations of real estate held for sale. As a result, the Partnership recognized a net loss for the quarter ended September 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

Higher average cash balances were available for investment during 1997 due to the proceeds received by the Partnership from property sales during the latter part of 1996 and 1997 prior to distribution to Partners in 1997 and January 1998. This was the primary reason interest income on short-term investments decreased during 1998 as compared to 1997.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. During 1997, the Partnership sold the Glendale Fashion Center. In addition, in September 1997, the lender on the North Kent Mall acquired the property (with the exception of the North Kent Outlot) pursuant to a deed in lieu of foreclosure. The loss generated by Glendale Fashion Center prior to its sale was partially offset by the income generated by North Kent Mall prior to the foreclosure. In March 1998, the Partnership sold the North Kent Outlot which was generating income prior to the sale. During the third quarter of 1998, the Partnership incurred additional expenditures related to the North Kent Outlot. As a result, the Partnership recognized income from operations of real estate held for sale during the nine months ended September 30, 1998 and a loss for the nine months and quarter ended September 30, 1997 and the quarter ended September 30, 1998.

In 1998, the Partnership recognized other income in connection with a refund of 1996 real estate taxes related to the North Kent Mall of $90,693 due to a reduction in the assessed value of the property. The Perimeter 400 Office Building, which was owned by a joint venture with three affiliates, was sold in December 1996. During October 1998, the Partnership received $8,722 representing its share of a refund of 1996 real estate taxes which had been under appeal. This amount was also recognized as other income.

In June 1997, the Partnership received $75,000 as a final payment related to the October 1996 settlement with a former tenant of the 240 East Ontario Office Building, which was sold in 1993. The settlement related to rental income owed to the Partnership pursuant to the terms of the tenant's lease. This amount was recognized as settlement income for financial statement purposes.

Provisions were charged to income when the General Partner believed an impairment had occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value were made periodically on the basis of assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represented estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized a provision of $2,354,057 related to the North Kent Mall during 1997 to provide for a change in the estimate of the fair value of the property. The Partnership recognized a recovery of $285,231 and wrote off the remaining allowance of $1,206,569 in connection with the sale of the North Kent Outlot in 1998.

Participation in loss of joint venture with affiliates represented the Partnership's 15.37% share of the operations from the Perimeter 400 Center Office Building. In December 1996, the joint venture sold the property. During 1997, the Partnership paid its share of additional expenditures related to the property.

Primarily due to decreased portfolio management, accounting, legal and professional fees during 1998, administrative expenses decreased during 1998 as compared to 1997. In addition, during the first quarter of 1997, the Partnership incurred higher postage and investor processing costs in connection with its response to a January 1997 tender offer.

In September 1997, the Partnership recognized a $1,769,057 extraordinary gain on forgiveness of debt in connection with the North Kent Mall foreclosure.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $11,531,000 as of September 30, 1998 when compared to December 31, 1997 primarily due to the payment of a distribution to partners in January 1998 from proceeds received in connection with the 1997 sale of the Glendale Fashion Center. The Partnership received cash from its operating activities of approximately $123,000 which consisted of interest income earned on short-term investments, refunds of real estate taxes related to the North Kent Mall and the Perimeter 400 Office Building and cash flow generated by the North Kent Outlot prior to its sale in March 1998, net of the payment of administrative expenses. Cash received from investing activities consisted of net proceeds of approximately $988,000 from the sale of the North Kent Outlot and the related lease termination. Cash used in financing activities consisted of the payment of a distribution to Partners of approximately $10,550,000, an increase in restricted cash and cash equivalents in the Early Investment Incentive Fund of approximately $1,324,000 due to the discontinuance of the repurchase of Interests from Limited Partners in February 1997, the repayment of the mortgage note payable of approximately $763,000 and principal payments on the mortgage note payable of approximately $5,000.

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

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of September 30, 1998, there were 41,330 Interests and cash of $4,038,231 in the Early Investment Incentive Fund.

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

(10) Material Contracts:

(a) Agreement of Sale and attachment thereto relating to the sale of Perimeter 400 Center, Fulton County, Georgia, previously filed as Exhibit (2) to the Partnership's Current Report on Form 8-K dated December 2, 1996, is incorporated herein by reference.

(b)(i) Agreement of Sale and attachment thereto dated January 21, 1998 relating to the sale of the North Kent Outlot, Grand Rapids, Michigan, previously filed as Exhibit (10(e)(i) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

(b)(ii) Termination Agreement relating the sale of the North Kent Outlot, Grand Rapids, Michigan, previously filed as Exhibit (10(e)(ii) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

(b)(iii) Agreement of Sale and attachment thereto dated February 27, 1998 relating to the sale of the North Kent Outlot, Grand Rapids, Michigan, previously filed as Exhibit (10(e)(iii) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

(b)(iv) Lease Termination Agreement relating to the sale of North Kent Outlot, Grand Rapids, Michigan, previously filed as Exhibit (10(e)(iv) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine months ended September 30, 1998 is incorporated herein by reference.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1998.

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



Date: November 13, 1998
      ----------------------------