Form 10-K
period 1998-12-31
BALCOR PENSION INVESTORS IV
filed 1999-03-22
CIK 709329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
                          -----------------
                                      OR

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

Item 1.  Business
-----------------

Balcor Pension Investors-IV (the "Registrant") is a limited partnership formed in 1982 under the laws of the State of Illinois. The Registrant raised $214,803,000 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant originally funded thirty-eight loans, and subsequently funded four additional loans and acquired fourteen properties through foreclosure and has since disposed of all of these investments.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. In March 1998, the Registrant sold the North Kent Outlot, its remaining real estate investment. The Registrant has retained a portion of the cash from the property sales to satisfy the obligations of the Registrant as well as to establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

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

Item 2.  Properties
-------------------

As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

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

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery

Court's order to the Appellate Court of Illinois. Oral arguments before the Appellate Court were held on March 18, 1998. On November 12, 1998, the Appellate Court issued an opinion affirming the Chancery Court's dismissal of the case. On December 3, 1998, the plaintiffs filed a notice of intent to appeal the Appellate Court's ruling to the Illinois Supreme Court.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

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

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 27,558.

Item 6.  Selected Financial Data
--------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1998        1997        1996        1995        1994
                    ----------  ----------  ----------  ----------  ----------
Total income         $773,187    $455,604  $5,105,335  $1,477,161    $3,221,514
Provision for losses
  on loans, real
  estate and
  accrued interest
  receivable             None   2,354,057   4,703,830   1,414,270          None
Income (loss) before
  gains on dispositions
  of assets and
  extraordinary
  items               387,735 ( 2,720,943)  1,315,305   1,339,538     2,241,206
Net income (loss)     387,735    (692,154)  5,962,109   1,339,538     3,411,752
Net income (loss)
 per average number
  of Limited Part-
  nership Interests
  outstanding - Basic
  and Diluted            0.66       (1.78)       5.73        3.10          7.84
Total assets        6,511,983  17,480,283  44,064,474  52,279,629    61,470,589
Mortgage notes
  payable                None     768,601   3,883,828  10,419,008    11,316,222
Distributions per
  Limited Partner-
  ship Interest(A)      26.58        56.75(B)   17.00       21.13         14.05


(A) These amounts include distributions of Original Capital of $20.18 $51.00, $13.00, $16.13 and $8.55 per Limited Partnership Interest during 1998, 1997, 1996, 1995 and 1994, respectively.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Pension Investors-IV (the "Partnership") recognized a recovery of potential losses on real estate held for sale in 1998 related to the sale of North Kent Outlot in March 1998 and a provision for potential losses on real estate held for sale and a gain on forgiveness of debt during 1997 related to the foreclosure of North Kent Mall in September 1997. During 1997 and 1996, the Partnership recognized gains related to property sales. In addition, the Partnership generated a loss from operations of real estate held for sale during 1997 as compared to income during 1996. During 1996, the Partnership also recognized a recovery of losses on real estate held for sale related to the Glendale Fashion Center and provisions for potential losses on real estate held for sale related to the North Kent Mall and the Del Lago and Regency Club apartment complexes. In addition, during 1996, the Partnership recognized participation income from the gain on the sale of the property which the Partnership owned through a joint venture with affiliates and a gain on the prepayment of a loan receivable. As a result of the combined effect of these transactions, the Partnership recognized net income in 1998 and 1996 and a net loss in 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Higher average cash balances were available for investment during 1997 due to the proceeds received by the Partnership from property sales during the latter part of 1996 and 1997 prior to distribution to Partners in 1997 and January 1998. This was the primary reason interest income on short-term investments decreased during 1998 as compared to 1997.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. In March 1998, the Partnership sold the North Kent Outlot which was generating income prior to the sale. During 1997, the Partnership sold the Glendale Fashion Center and recognized a gain of $259,732 in connection with the sale. In addition, in 1997, the lender on the North Kent Mall acquired the property pursuant to a deed in lieu of foreclosure and the Partnership recognized a gain on forgiveness of debt of $1,769,057. The loss from operations generated by

Glendale Fashion Center in 1997 prior to its sale was partially offset by the income generated by North Kent Mall prior to the foreclosure. As a result, the Partnership recognized income from operations of real estate held for sale during 1998 and a loss for 1997.

In June 1997, the Partnership received $75,000 as a final payment related to the October 1996 settlement with a former tenant of the 240 East Ontario Office Building, which was sold in 1993. The settlement related to rental income owed to the Partnership pursuant to the terms of the tenant's lease. This amount was recognized as settlement income for financial statement purposes.

In 1998, the Partnership recognized other income in connection with a refund of 1996 real estate taxes related to the North Kent Mall of $90,693 due to a reduction in the assessed value of the property. In addition, during 1998, the Partnership received $8,722 representing its share of a refund of 1996 real estate taxes which had been under appeal related to the Perimeter 400 Office Building. The Partnership held a joint venture interest in this property which was sold in December 1996. This amount was also recognized as other income. In 1997, the Partnership recognized other income primarily in connection with a partial refund of prior years' insurance premiums relating to the Partnership's properties.

Provisions were charged to income when the General Partner believed an impairment had occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value were made periodically on the basis of assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represented estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized a provision of $2,354,057 related to the North Kent Mall during 1997 to provide for a change in the estimate of the fair value of the property and wrote-off allowances of $4,885,527 in connection with the foreclosure of the property. The Partnership recognized a recovery of $285,231 and wrote off the remaining allowance of $1,206,569 in connection with the sale of the North Kent Outlot in 1998.

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

Higher average cash balances were available for investment primarily due to proceeds received by the Partnership from the property sales during the latter part of 1996 prior to distribution to Limited Partners in January 1997. In addition, higher average cash balances were available for investment in the Early Investment Incentive Fund due to the discontinuance of repurchases of Interests from Limited Partners in February 1997. This resulted in an increase in interest income on short-term investments in 1997 as compared to 1996.

During 1996, the Partnership received $675,000 related to the October 1996 settlement with a former tenant of the 240 East Ontario Office Building which was sold in 1993.

The Partnership recognized provisions of $4,703,830 in 1996 related to the North Kent Mall and Del Lago and Regency Club apartment complexes to provide for changes in the estimates of the fair values of the properties. In addition, during 1996, the Partnership recognized a recovery of $2,621,805 related to the change in the estimated fair value of the Glendale Fashion Center. During 1996, the Partnership did not recognize any provisions for potential losses for its loan. The Partnership wrote off allowances of $106,330 and $574,500 related to the sales of the Regency Club and the Del Lago apartment complexes, respectively, in 1996.

In 1996, the Partnership sold five properties and recognized gains in connection with the property sales of $4,085,118. These properties were generating income from operations prior to their sales, which resulted in a significant decrease in income from operations of real estate held for sale during 1997. In addition, during 1997, the Partnership sold the Glendale Fashion Center, which was operating at a loss prior to the sale. As a result of these transactions, the Partnership recognized a loss from operations of real estate held for sale during 1997 as compared to income in 1996.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $11,571,000 as of December 31, 1998 when compared to December 31, 1997 due to the payment of a distribution to partners in January 1998 primarily from proceeds received in connection with the 1997 sale of the Glendale Fashion Center. The Partnership received cash from its operating activities of approximately $134,000 which consisted of interest income earned on short-term investments, refunds of real estate taxes related to the North Kent Mall and the Perimeter 400 Office Building and cash flow generated by the North Kent Outlot prior to its sale in March 1998, net of the payment of administrative expenses. Cash received from investing activities consisted of net proceeds of approximately $988,000 from the sale of the North Kent Outlot and the related lease termination. Cash used in financing activities consisted of the payment of a distribution to Partners of approximately $10,550,000, an increase in restricted cash and cash equivalents in the Early Investment Incentive Fund of approximately $1,376,000 due to the discontinuance of the repurchase of Interests from Limited Partners in February 1997, the repayment of the mortgage note payable of approximately $763,000 and principal payments on the mortgage note payable of approximately $5,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. In March 1998, the Partnership sold the North Kent Outlot, its remaining real estate investment. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

In March 1998, the Partnership sold the North Kent Outlot in an all cash sale for $25,000. As part of the transaction, the Partnership received $1,000,000 pursuant to a lease termination agreement between the Partnership and the lessee of the theater located on the property. From the aggregate proceeds received, the Partnership paid $763,435 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $36,743 in selling costs.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1998, there were 41,330 Interests and cash of $4,089,546 in the Early Investment Incentive Fund.

The Partnership made distributions to Limited Partners totaling $26.58, $56.75 and $17.00 per Interest in 1998, 1997 and 1996, respectively. See Statement of Partners' Capital for additional information. Distributions were comprised of $6.40 of Cash Flow and $20.18 of Mortgage Reductions in 1998, $5.75 of Cash Flow and $51.00 of Mortgage Reductions in 1997 and $4.00 of Cash Flow and $13.00 of Mortgage Reductions in 1996.

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

The Partnership sold all of its remaining real property investments and distributed a majority of the proceeds from these sales to Limited Partners in 1997 and 1998. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

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

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-III, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

          TITLE                                 OFFICERS

Chairman, President and Chief                Thomas E. Meador
   Executive Officer
Senior Vice President                        Alexander J. Darragh
Senior Managing Director, Chief              Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also a Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11.  Executive Compensation
--------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor Mortgage Advisors - III, the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 10 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

(b) The Registrant, through the Early Investment Incentive Fund, Balcor Mortgage Advisors-III, and their officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
         Interests             41,346 Interests       9.6%


Relatives of the officers and affiliates of the partners of the General Partner do not own any additional interests.

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 54 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(10) Material Contracts:

(i) Agreement of Sale and attachment thereto dated January 21, 1998 relating to the sale of the North Kent Outlot, Grand Rapids, Michigan, previously filed as Exhibit (10(e)(i) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

(ii) Termination Agreement relating the sale of the North Kent Outlot, Grand Rapids, Michigan, previously filed as Exhibit (10(e)(ii) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

(iii) Agreement of Sale and attachment thereto dated February 27, 1998 relating to the sale of the North Kent Outlot, Grand Rapids, Michigan, previously filed as Exhibit (10(e)(iii) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

(iv) Lease Termination Agreement relating to the sale of North Kent Outlot, Grand Rapids, Michigan, previously filed as Exhibit (10(e)(iv) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1998.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-IV


                         By: /s/ Jayne A. Kosik
                             ----------------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal Accounting
                             and Financial Officer) of Balcor Mortgage
                             Advisors-III, the General Partner

Date: March 19, 1999
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   ------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
                         Advisors-III, the General
                         Partner
/s/ Thomas E. Meador                                         March 19, 1999
--------------------                                        --------------
    Thomas E. Meador
                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Mortgage Advisors-III,
                         the General Partner
/s/ Jayne A. Kosik                                           March 19, 1999
 ------------------                                         --------------
    Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital, for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Pension Investors-IV

In our opinion, the accompanying balance sheets and the related statements of partners' capital, of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Pension Investors-IV An Illinois Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. Upon resolution of the litigation described in Note 16 to the financial statements, the Partnership intends to cease operations and dissolve.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 17, 1999

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1998 AND 1997

                                    ASSETS

                                                  1998           1997
                                             -------------- --------------
Cash and cash equivalents                    $   2,398,538  $  13,969,707
Cash and cash equivalents - Early
  Investment Incentive Fund                      4,089,546      2,713,854
Accounts and accrued interest receivable            23,899         93,696
                                             -------------- --------------
                                                 6,511,983     16,777,257
Real estate held for sale (net of allowance
  of $1,491,800 in 1997)                                          703,026
                                             -------------- --------------
                                             $   6,511,983  $  17,480,283
                                             ============== ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued real                    $      35,266  $      84,991
  estate taxes payable
Due to affiliates                                   63,273         51,372
Mortgage note payable                                             768,601
                                             -------------- --------------
    Total liabilities                               98,539        904,964
                                             -------------- --------------

Commitments and contingencies

Limited Partners' capital (429,606
  Interests issued and outstanding)             15,945,524     26,009,849

Less Interests held by Early Investment
  Incentive Fund (41,330 in 1998 and 1997)      (9,264,478)    (9,264,478)
                                             -------------- --------------
                                                 6,681,046     16,745,371
General Partner's deficit                         (267,602)      (170,052)
                                             -------------- --------------
    Total partners' capital                      6,413,444     16,575,319
                                             -------------- --------------
                                             $   6,511,983  $  17,480,283
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1998, 1997 and 1996


                               Partners' Capital (Deficit) Accounts
                             ------------- ------------- -------------
                                              General       Limited
                                 Total        Partner       Partners
                             ------------- ------------- -------------

Balance at December 31, 1995 $ 40,992,121  $ (3,562,031) $ 44,554,152

Repurchase of 6,415 Limited
  Partnership Interests          (651,348)                   (651,348)
Cash distributions (A)         (6,814,402)     (143,204)   (6,671,198)
Net income for the year
  ended December 31, 1996       5,962,109     3,705,235     2,256,874
                             ------------- ------------- -------------
Balance at December 31, 1996   39,488,480          None    39,488,480

Cash distributions (A)        (22,256,808)     (205,853)  (22,050,955)
Cash contribution                  35,801        35,801
Net loss for the year
  ended December 31, 1997        (692,154)         None      (692,154)
                             ------------- ------------- -------------
Balance at December 31, 1997   16,575,319      (170,052)   16,745,371

Cash distributions (A)        (10,549,610)     (229,122)  (10,320,488)
Net income for the year
  ended December 31, 1998         387,735       131,572       256,163
                             ------------- ------------- -------------
Balance at December 31, 1998 $  6,413,444  $   (267,602) $  6,681,046
                             ============= ============= =============

(A) Summary of cash distributions paid per Limited Partnership Interes

                                 1998          1997          1996
                             ------------- ------------- -------------
First Quarter                $     26.58   $     50.00(B)$      1.00
Second Quarter                      None          2.75          1.00
Third Quarter                       None          2.00          1.00
Fourth Quarter                      None          2.00         14.00

(B) In addition to the above distribution, a special distribution of $0.08 per Interest was paid to class members including certain current investors in the Partnership pursuant to the settlement of a class action lawsuit.

The accompanying notes are an integral part of the financial statement.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)


                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996


                                     1998          1997          1996
                                ------------- ------------- -------------
Income:
  Interest on loans
    receivable                                              $    119,018
  Participation income                                            10,283
  Interest on short-term
    investments                 $    366,042  $    568,011       408,096
  Income (loss) from
    operations of real estate
    held for sale                     22,499      (222,403)    1,271,133
  Settlement income                                 75,000       675,000
  Other income                        99,415        34,996
  Recovery of losses on real
    estate held for sale             285,231                   2,621,805
                                ------------- ------------- -------------
      Total income                   773,187       455,604     5,105,335
                                ------------- ------------- -------------
Expenses:
  Participation in loss
    (income) of joint ventures
    with affiliate                                  81,930    (2,184,244)
  Provision for potential
    losses on real estate held
    for sale                                     2,354,057     4,703,830
  Administrative                     385,452       740,560     1,270,444
                                ------------- ------------- -------------
      Total expenses                 385,452     3,176,547     3,790,030
                                ------------- ------------- -------------
Income (loss) before gain on
  prepayment of loan receivable,
  gains on sales of real estate
  and extraordinary items            387,735    (2,720,943)    1,315,305

Gain on prepayment of loan
  receivable                                                     786,766
Gains on sales of real estate                      259,732     4,085,118
                                ------------- ------------- -------------

The accompanying notes are an integral part of the financial statement.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                     1998          1997          1996
                                ------------- ------------- -------------
Income (loss) before
  extraordinary items                387,735    (2,461,211)    6,187,189
Extraordinary items:
Gain on forgiveness of debt                      1,769,057
Debt extinguishment expense                                     (225,080)
                                ------------- ------------- -------------
Net income (loss)               $    387,735  $   (692,154) $  5,962,109
                                ============= ============= =============
Income before extraordinary
  items allocated to General
  Partner                       $    131,572          None  $  3,722,116
                                ============= ============= =============
Income (loss) before
  extraordinary items allocated
  to Limited Partners           $    256,163  $ (2,461,211) $  2,465,073
                                ============= ============= =============
Income (loss) before
  extraordinary items per
  average number of Limited
  Partnership Interests
  outstanding (388,276 for the
  years ended December 31, 1998
  and 1997 and 393,690 for the
  year ended December 31, 1996
  - Basic and Diluted           $       0.66  $      (6.34) $       6.26
                                ============= ============= =============
Extraordinary items allocated
  to General Partner                    None          None  $    (16,881)
                                ============= ============= =============
Extraordinary items allocated
  to Limited Partners                   None  $  1,769,057  $   (208,199)
                                ============= ============= =============

The accompanying notes are an integral part of the financial statement.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                  1998          1997          1996
                             ------------- ------------- -------------
Extraordinary items per average
  number of Limited Partnership
  Interests outstanding
  (388,276 for the years
  ended December 31, 1998
  and 1997 and 393,690 for the
  year ended December 31, 1996
  Basic and Diluted                  None  $       4.56  $      (0.53)
                             ============= ============= =============
Net income allocated to
  General Partner            $    131,572          None  $  3,705,235
                             ============= ============= =============
Net income (loss) allocated to
  Limited Partners           $    256,163  $   (692,154) $  2,256,874
                             ============= ============= =============
Net income (loss) per average
  number of Limited Partnership
  Interests outstanding
  (388,276 for the years
  ended December 31, 1998
  and 1997 and 393,690 for the
  year ended December 31, 1996
  Basic and Diluted          $       0.66  $      (1.78) $       5.73
                             ============= ============= =============

The accompanying notes are an integral part of the financial statement.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996


                                  1998          1997          1996
                             -------------  ------------  ------------
Operating activities:
  Net income (loss)          $    387,735  $   (692,154) $  5,962,109
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Debt extinguishment
        expense                                               101,772
      Gain on forgiveness of
        debt                                 (1,769,057)
      Gain on prepayment of
        loan receivable                                      (786,766)
      Gains on sales of real
        estate                                 (259,732)   (4,085,118)
      Participation in loss
        (income) of joint
        venture with affiliates                  81,930    (2,184,244)
      Recovery of losses on
        real estate held for
        sale                     (285,231)                 (2,621,805)
      Provision for potential
        losses on real estate
        held for sale                         2,354,057     4,703,830
      Amortization of deferred
        expenses                                               22,335
      Accrued expenses due at
        maturity                                               35,750
      Net change in:
        Escrow deposits                                       240,948
        Accounts and accrued
          interest receivable      69,797       998,644      (862,233)
        Prepaid expenses                         54,692        90,126
        Accounts and accrued
          real estate taxes
          payable                 (49,725)     (334,224)       (1,855)
        Due to affiliates          11,901       (94,399)      101,395
        Other liabilities                        (3,000)     (275,874)
                             -------------  ------------  ------------
  Net cash provided by
    operating activities          134,477       336,757       440,370
                             -------------  ------------  ------------

The accompanying notes are an integral part of the financial statement.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)

                                 1998          1997          1996
                             ------------- ------------- -------------
Investing activities:
  Capital contribution to joint
    venture with affiliate                 $    (81,930)
  Distributions from joint
    venture with affiliates                     268,975  $  6,138,544
  Collection of principal
    payment on loan receivable                              2,444,552
  Additions to real estate                                   (459,041)
  Proceeds from lease
    termination              $  1,000,000
  Proceeds from sales of
    real estate                    25,000    10,770,000    31,150,000
  Costs incurred in connection
    with sales of real estate     (36,743)     (308,951)   (1,254,152)
                             ------------- ------------- -------------
Net cash provided by
  investing activities            988,257    10,648,094    38,019,903
                             ------------- ------------- -------------
Financing activities:
  Distributions to Limited
    Partners                  (10,320,488)  (22,050,955)   (6,671,198)
  Distributions to General
    Partner                      (229,122)     (205,853)     (143,204)
  Contribution by General
    Partner                                      35,801
  Change in cash and cash
    equivalents - Early
    Investment Incentive
    Fund                       (1,375,692)   (2,528,687)      (36,937)
  Repurchase of Limited
    Partnership Interests                                    (651,348)
  Principal payments on
    mortgage notes payable         (5,166)     (199,785)     (405,526)
  Repayment of mortgage
    notes payable                (763,435)   (1,270,565)   (6,165,404)
  Release of capital
    improvement escrows                                       597,859
                             ------------- ------------- -------------

The accompanying notes are an integral part of the financial statement.

                          BALCOR PENSION INVESTORS-IV
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)

                                 1998          1997          1996
                             ------------- ------------- -------------
  Net cash used in financing
    activities                (12,693,903)  (26,220,044)  (13,475,758)
                             ------------- ------------- -------------
Net change in cash and cash
  equivalents                 (11,571,169)  (15,235,193)   24,984,515
Cash and cash equivalents at
  beginning of year            13,969,707    29,204,900     4,220,385
                             ------------- ------------- -------------
Cash and cash equivalents
  at end of year             $  2,398,538  $ 13,969,707  $ 29,204,900
                             ============= ============= =============

The accompanying notes are an integral part of the financial statement.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Pension Investors-IV (the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. In March 1998, the Partnership sold the North Kent Outlot, its remaining real estate investment. The Partnership has retained a portion of the cash from the property sales to satisfy the obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 16 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(b) Income on loans was recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest was discontinued when a loan became ninety days contractually delinquent or sooner when, in the opinion of the General Partner, an impairment had occurred in the value of the collateral property securing the loan. Income on nonaccrual loans or loans which were otherwise not performing in accordance with their terms was recorded on a cash basis.

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

(c) Losses on loans receivable were charged to income and an allowance account was established when the General Partner believed the loan balance would not be recovered. The General Partner assessed the collectibility of each loan on a periodic basis through a review of the collateral property's operations, the property's value and the borrower's ability to repay the loan. Upon foreclosure, the loan net of the allowance was transferred to real estate held for sale after the fair value of the property, less costs of disposal, was assessed. Upon the transfer to real estate held for sale, a new basis in the property was established.

(d) The General Partner periodically assessed, but not less than on an annual basis, the fair value of its real estate properties held for sale. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Changes in the property's fair value were recorded by an adjustment to the property allowance account and were recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value was determined. The General Partner considered the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

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

(g) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases was recognized on a straight line basis over the respective lease term. Service income included reimbursements for operating costs such as real estate taxes, maintenance and insurance and was recognized as revenue in the period the applicable costs were incurred.

(h) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

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

(k) For financial statement purposes, prior to 1996, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

(l) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(m) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year-ended December 31, 1997 and has been applied to the prior earnings period presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

(n) Certain reclassifications of prior years information were made to conform to the 1998 presentation.

4. Partnership Agreement:

The Partnership was organized on October 21, 1982. The Partnership Agreement provided for the admission of Limited Partners through the sale of up to 450,000 Limited Partnership Interests at $500 per Interest, 429,606 of which were sold on or prior to June 2, 1983, the termination date of the offering. The Partnership Agreement provides that profits and losses are allocated 92.5% to the Limited Partners, of which 2.5% relates to the Early Investment Incentive Fund, and 7.5% to the General Partner. For financial statement purposes, prior to 1996, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

The Limited Partners receive 100% of all distributions of Mortgage Reductions. To the extent that Cash Flow is distributed, distributions are made as follows:
(i) 90% of such Cash Flow is distributed to the Limited Partners, (ii) 7.5% of such Cash Flow is distributed to the General Partner, and (iii) 2.5% of such Cash Flow is set aside in the Early Investment Incentive Fund (the "Fund") for payment on dissolution of the Partnership to those investors who subscribed prior to August 31, 1983 ("Early Investors") if necessary for them to receive a return of their Original Capital plus a specified Cumulative Return based on the date of investment. Amounts, if any, remaining in the Fund after Early Investors have received such returns will be distributed 90% to all Limited Partners and 10% to the General Partner. Since the required subordination levels were not met, the General Partner will not receive any distributions from the Early Investment Incentive Fund.

Amounts placed in the Fund were, at the sole discretion of the General Partner and subject to certain limitations as set forth in the Partnership Agreement, used to repurchase Interests from existing Limited Partners. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests were paid to the Fund. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. To the extent that amounts in the Fund have not been utilized to repurchase Interests, such amounts are invested in short-term interest-bearing instruments with interest thereon being earned by the Fund. As of December 31, 1998, there were 41,330 Interests and cash of $4,089,546 in the Fund.

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

Loans which had been classified as nonaccrual as a result of delinquency or other noncompliance with the terms of the loan agreements were referred to as impaired loans. The average recorded investment in impaired loans in 1996 was approximately $828,893. Interest income relating to impaired loans would have been approximately $218,000 in 1996. Net interest income from impaired loans included in the accompanying Statements of Income and Expenses amounted to approximately $94,000 in 1996 ($163,000 cash basis).

6. Allowance for Losses on Loans and Real Estate Held for Sale:

There was no activity recorded in the allowance for losses on loans during the three years ended December 31, 1998.

Activity recorded in the allowance for losses on real estate held for sale during the three years ended December 31, 1998 is described in the table below:

                                    1998          1997          1996
                                ------------  -----------    -----------
 Real Estate Held for Sale:
 Balance at beginning of
  year                          $ 1,491,800  $ 4,023,000    $ 2,621,805
 Provision charged to
  income                               None    2,354,057      4,703,830

Recovery of provision
  previously charged to income     (285,231)         None    (2,621,805)
 Direct write-off of real
  estate held for sale
  against allowance              (1,206,569)  (4,885,257)      (680,830)
                                ------------  -----------   -----------
  Balance at the end of
   the year                            None  $ 1,491,800    $ 4,023,000
                                ============  ===========   ============

7. Mortgage Notes Payable:

The Partnership sold the North Kent Outlot in March 1998. The carrying value of the mortgage loan payable related to the Outlot at December 31, 1997 was $768,601. See Note 11 of Notes to Financial Statements for additional information.

During the years ended December 31, 1998, 1997 and 1996, the Partnership incurred interest expense on the mortgage loans payable of $19,143, $333,100 and $902,936, respectively, and paid interest of $19,143, $351,985 and $903,851, respectively.

8. Investment in Joint Venture with Affiliates:

The Perimeter 400 Center Office Building was owned by a joint venture consisting of the Partnership and three affiliates. The Partnership's sharing percentage was 15.37%. In December 1996, the joint venture sold the property in all cash sale for $40,700,000. From the proceeds of the sale, the joint venture paid $882,765 in selling costs. The joint venture recognized a gain of $12,420,982 from the sale of this property, of which $1,910,549 is the Partnership's share. For financial statement purposes, the Partnership's share of the gain is included in participation in income of joint venture with affiliates in 1996. Pursuant to the terms of the sale, $1,750,000 of the proceeds were retained by the joint venture until September 1997 at which time the funds were released in full. The Partnership's share was $268,975. In addition, during 1997 and 1996, the Partnership received net distributions from the joint venture totaling $187,045 and $6,138,544, respectively.

The following information has been summarized from the financial statements of the joint venture:

                             1996
                         -----------
    Total income before
      gain on sale        $4,891,231
    Gain on sale          12,420,982
    Net income             6,567,998

9. Management Agreements:

The Partnership's properties were managed by a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 3% to 6% of gross operating receipts.

10. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/98          12/31/97         12/31/96
                          ---------------  ---------------  ---------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------
Mortgage servicing fees    None    None       None    None   $4,666    None
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting          $27,246 $16,309    $47,704  $9,486   28,774 $21,248
    Data processing       2,328     872      4,198    None    4,068    None
    Legal                12,221   7,876     26,527   5,145   15,887  11,360
    Portfolio management 61,961  38,216    180,204  36,741  165,238 113,163

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner (The Balcor Company) who received no fee for administering the program. However, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program relating to claims for periods prior to May 1, 1995 of $12,743 for 1996.

The General Partner made a contribution of $35,801 to the Partnership in connection with the settlement of certain litigation as further described in
Note 14 of Notes to Financial Statements.

11. Sales of Real Estate:

(a) In March 1998, the Partnership sold the North Kent Outlot in an all cash sale for $25,000. In addition, the Partnership received $1,000,000 in March 1998 pursuant to a lease termination agreement between the Partnership and the lessee of the theater located on the Outlot. From the aggregate proceeds received, the Partnership paid $763,435 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $36,743 in selling costs. The basis of the property was $703,026, which is net of an allowance of $1,491,800. For financial statement purposes, the Partnership recognized no gain or loss on the sale of this property. However, the Partnership recognized a recovery of loss on real estate of $285,231 and wrote off $1,206,569 against the previously established loss allowance related to this property.

(b) In December 1997, the Partnership sold the Glendale Fashion Center in an all cash sale for $10,700,000. In addition, the purchaser paid the Partnership $70,000 as a fee for extending the closing. From the proceeds of the sale, the Partnership paid $1,270,565 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $308,951 in selling costs. The basis of the property was $10,201,317. For financial statement purposes, the Partnership recognized a gain of $259,732 from the sale of this property.

(c) In December 1996, the Partnership sold the Palm View Apartments in an all cash sale for $6,500,000. From the proceeds of the sale, the Partnership paid $2,782,063 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $289,386 in selling costs and $55,641 of prepayment penalties. The basis of the property was $5,726,999. For financial statement purposes, the Partnership recognized a gain of $483,615 from the sale of this property.

(d) In November 1996, the Partnership sold the Del Lago Apartments in an all cash sale for $2,800,000. From the proceeds of the sale, the Partnership paid $174,500 in selling costs. The basis of the property was $3,200,000. For financial statement purposes, the Partnership recognized no gain or loss on the sale of this property. However, the Partnership had previously established an allowance for potential losses related to this property against which its remaining net investment of $574,500 was written off.

(e) In November 1996, the Partnership sold the Colony Apartments in an all cash sale for $7,100,000. From the proceeds of the sale, the Partnership paid $3,383,341 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $254,621 in selling costs and $67,667 of prepayment penalties. The basis of the property was $4,507,984. For financial statement purposes, the Partnership recognized a gain of $2,337,395 from the sale of this property.

(f) In October 1996, the Partnership sold the Pelican Pointe Apartments in an all cash sale for $9,000,000. From the proceeds of the sale, the Partnership paid $312,315 in selling costs. The basis of the property was $7,423,577. For financial statement purposes, the Partnership recognized a gain of $1,264,108 from the sale of this property.

(g) In September 1996, the Partnership sold the Regency Club Apartments in an all cash sale of $5,750,000. From the proceeds of the sale, the Partnership paid $223,330 in selling costs. The basis of the property was $5,633,000. For financial statement purposes, the Partnership recognized no gain or loss on the sale of this property. However, the Partnership had previously established an allowance for potential losses related to this property against which its remaining net investment of $106,330 was written off.

12. Real Estate Relinquished through Foreclosure:

North Kent Mall is composed of two portions, the Mall and the North Kent Outlot, each of which was collateralized by a mortgage loan from a different lender. In September 1997, the lender of the mortgage loan collateralized by the Mall took title to the property pursuant to a deed in lieu of foreclosure. In connection with the foreclosure, the Partnership recognized a $1,769,057 extraordinary gain on forgiveness of debt representing the outstanding mortgage balance of $1,644,877 and other liabilities of $124,180 assumed by the lender. In addition, the Partnership recognized a $2,354,057 provision for losses. The basis of the property was $4,885,287. For financial statement purposes, the basis of the Mall was written off against the loss allowance of $4,885,287 related to this property. The Partnership sold the North Kent Outlot in March 1998. See Note 11 of Notes to Financial Statements for additional information relating to the sale of the North Kent Outlot.

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

15. Other Income:

In 1998, the Partnership recognized other income in connection with a refund of 1996 real estate taxes related to the North Kent Mall of $90,693 due to a reduction in the assessed value of the property. The Perimeter 400 Office Building, which was owned by a joint venture with three affiliates, was sold in December 1996. During 1998, the Partnership received $8,722 representing its share of a refund of 1996 real estate taxes which had been under appeal. This amount was also recognized as other income.

During 1997, the Partnership recognized other income primarily in connection with a partial refund of prior years' insurance premiums relating to the Partnership's properties.

16. Contingency:

The Partnership is currently involved in a lawsuit, Dee vs. Walton Street Capital Acquisition II, LLC, whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice which dismissal was affirmed by the Illinois Appellate Court. Plaintiffs have filed a further appeal to the Illinois Supreme Court. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.