Form 10-Q
period 1999-03-31
BALCOR PENSION INVESTORS IV
filed 1999-05-07
CIK 709329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                1999            1998
                                            --------------  --------------
Cash and cash equivalents                   $   2,362,831   $   2,398,538
Cash and cash equivalents - Early
  Investment Incentive Fund                     4,138,028       4,089,546
Prepaid expenses                                    1,896
Accrued interest receivable                        25,744          23,899
                                            --------------  --------------
                                            $   6,528,499   $   6,511,983
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      23,249   $      35,266
Due to affiliates                                  65,695          63,273
                                            --------------  --------------
    Total liabilities                              88,944          98,539
                                            --------------  --------------
Commitments and contingencies

Limited Partners' capital (429,606
  Interests issued and outstanding)            15,971,635      15,945,524

Less Interests held by Early Investment
  Incentive Fund (41,330 in 1999 and 1998)     (9,264,478)     (9,264,478)
                                            --------------  --------------
                                                6,707,157       6,681,046
General Partner's deficit                        (267,602)       (267,602)
                                            --------------  --------------
    Total partners' capital                     6,439,555       6,413,444
                                            --------------  --------------
                                            $   6,528,499   $   6,511,983
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)


                                                1999            1998
                                            --------------  --------------
Income:
  Interest on short-term investments        $      77,942   $     111,329
  Income from operations of real estate
    held for sale                                                  29,331
  Other income                                      1,619          90,693
  Recovery of loss on real estate held
    for sale                                                      285,231
                                            --------------  --------------
      Total income                                 79,561         516,584
                                            --------------  --------------
Expenses:
  Administrative                                   53,450         125,252
                                            --------------  --------------
      Total expenses                               53,450         125,252
                                            --------------  --------------
Net income                                  $      26,111   $     391,332
                                            ==============  ==============
Net income allocated to General Partner             None    $     131,572
                                            ==============  ==============
Net income allocated to Limited Partners    $      26,111   $     259,760
                                            ==============  ==============
Net income per average number of
  Limited Partnership Interests outstanding
  (388,276 in 1999 and 1998) - Basic
  and Diluted                               $        0.07   $        0.67
                                            ==============  ==============
Distribution to General Partner                     None    $     229,122
                                            ==============  ==============
Distribution to Limited Partners                    None    $  10,320,488
                                            ==============  ==============
Distribution per Limited Partnership
  Interest                                          None    $       26.58
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)

                                                 1999            1998
                                            --------------  --------------
Operating activities:
  Net income                                $      26,111   $     391,332
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Recovery of loss on real estate owned                      (285,231)
      Net change in:
        Accounts and accrued interest
          receivable                               (1,845)          5,472
        Prepaid expenses                           (1,896)         (1,715)
        Accounts and accrued real estate
          taxes payable                           (12,017)        (35,558)
        Due to affiliates                           2,422           6,764
                                            --------------  --------------
  Net cash provided by operating activities        12,775          81,064
                                            --------------  --------------
Investing activities:
  Proceeds from lease termination                               1,000,000
  Proceeds from sale of real estate                                25,000
  Costs incurred in connection with
    disposition of real estate                                    (36,743)
                                                            --------------
  Net cash provided by investing activities                       988,257
                                                            --------------
Financing activities:
  Distribution to Limited Partners                            (10,320,488)
  Distribution to General Partner                                (229,122)
  Increase in cash and cash equivalents -
    Early Investment Incentive Fund               (48,482)     (1,219,490)
  Principal payments on mortgage notes
    payable                                                        (5,166)
  Repayment of mortgage note payable                             (763,435)
                                            --------------  --------------
  Cash used in financing activities               (48,482)    (12,537,701)
                                            --------------  --------------
Net change in cash and cash equivalents           (35,707)    (11,468,380)
Cash and cash equivalents at beginning
  of year                                       2,398,538      13,969,707
                                            --------------  --------------
Cash and cash equivalents at end of period  $   2,362,831   $   2,501,327
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1999 and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in March 1998. The Partnership has retained a portion of the cash from the property sales to satisfy the obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise.

3. Interest Expense:

During the quarter ended March 31, 1998, the Partnership incurred and paid interest expense on mortgage notes payable of $19,143.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1999 are:

                                       Paid       Payable
                                    ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost     $9,377      $65,695


5. Other Income:

During March 1999, the Partnership recognized other income in connection with a partial refund of real estate taxes related to the 240 East Ontario Office Building and a vendor refund related to the Del Lago Apartments, both of which properties were sold in prior years.

6. Contingency:

The Partnership was involved in a lawsuit, Dee vs. Walton Street Capital Acquisition II, LLC, whereby the Partnership, the General Partner and certain third parties were named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The action has been dismissed with prejudice, which dismissal was affirmed by the Appellate Court of Illinois. Plaintiffs filed a further appeal to the Illinois Supreme Court. The Illinois Supreme Court has issued a ruling in which it has declined to hear the appeal. As a result, the Appellate Court of Illinois dismissed the case on April 22, 1999.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-IV (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, make other junior mortgage loans and first mortgage loans. The Partnership raised $214,803,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-eight loans and subsequently funded four additional loans and acquired fourteen properties through foreclosure. As of March 31, 1999, the Partnership has no loans outstanding or properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1998 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership during 1999 consisted primarily of the receipt of interest income earned on short-term investments which was partially offset by the payment of administrative expenses. In 1998, the Partnership recognized a recovery of a loss related to the sale of the North Kent Outlot and income in connection with a partial refund of 1996 real estate taxes related to the North Kent Mall. Primarily as a result of these events, the net income decreased during the quarter ended March 31, 1999 as compared to the same period in 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Discussions of fluctuations between 1999 and 1998 refer to the quarters ended March 31, 1999 and 1998.

As a result of higher average cash balances in 1998 due to the distribution to Limited Partners in January 1998 and lower interest rates in 1999, interest income on short-term investments decreased during 1999 as compared to 1998.

The Partnership recognized income from operations of real estate held for sale during 1998 from the North Kent Outlot, which was sold in March 1998.

During March 1999, the Partnership recognized other income in connection with a partial refund of real estate taxes related to the 240 East Ontario Office Building and a vendor refund related to the Del Lago Apartments, both of which were sold in prior years. During 1998, the Partnership recognized other income in connection with a partial refund of 1996 real estate taxes related to the North Kent Mall.

Provisions were charged to income when the General Partner believed an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value were made periodically on the basis of assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize any provisions for potential losses for its real estate held for sale during 1998. The Partnership recognized a recovery of $285,231 and wrote off allowances of $1,206,569 in connection with the sale of the North Kent Outlot in 1998.

Primarily due to a decrease in accounting, data processing, investor processing and portfolio management fees, administrative expenses decreased during 1999 when compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $36,000 as of March 31, 1999 as compared to December 31, 1998. Cash received from operating activities of approximately $13,000 consisted of interest income earned on short-term investments which was partially offset by the payment of administrative expenses. Cash used in financing activities represents an increase in cash and cash equivalents in the Early Investment Incentive Fund of approximately $48,000 from interest income earned on the Fund.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in March 1998. The Partnership has retained a portion of the cash from the property sales to satisfy the obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise. See "Item 1. Legal Proceedings" for additional information.

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

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of March 31, 1999, there were 41,330 Interests and cash of $4,138,028 in the Early Investment Incentive Fund.

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

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

The Illinois Supreme Court has issued a ruling in which it has declined to hear the appeal filed by the plaintiffs in the Dee vs. Walton Street Capital Acquisition II, LLC case. As a result, the Appellate Court of Illinois dismissed the case on April 22, 1999. This case will be deleted from all future reports of the Partnership.

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

(27) Financial Data Schedule of the Registrant for the quarter ended March 31, 1999 is incorporated herein by reference.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1999.

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


                              By: /s/Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Senior Managing Director and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Mortgage Advisors-III,
                                  the General Partner


Date: May 7, 1999
      -----------