Form 10-Q
period 1999-06-30
BALCOR PENSION INVESTORS IV
filed 1999-08-02
CIK 709329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999
                               --------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1999 and December 31, 1998
                                  (UNAUDITED)

                                    ASSETS

                                                 1999            1998
                                            --------------  --------------
Cash and cash equivalents                   $   2,314,151   $   2,398,538
Cash and cash equivalents - Early
  Investment Incentive Fund - restricted        4,185,894       4,089,546
Accrued interest receivable                        26,204          23,899
                                            --------------  --------------
                                            $   6,526,249   $   6,511,983
                                            ==============  ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      14,915   $      35,266
Due to affiliates                                  70,768          63,273
                                            --------------  --------------
    Total liabilities                              85,683          98,539
                                            --------------  --------------

Commitments and contingencies

Limited Partners' capital (429,606
  Interests issued and outstanding)            15,970,363      15,945,524

Less Interests held by Early Investment
  Incentive Fund (41,330 in 1999 and 1998)     (9,264,478)     (9,264,478)
                                            --------------  --------------
                                                6,705,885       6,681,046
General Partner's deficit                        (265,319)       (267,602)
                                            --------------  --------------
    Total partners' capital                     6,440,566       6,413,444
                                            --------------  --------------
                                            $   6,526,249   $   6,511,983
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1999 and 1998
                                  (UNAUDITED)


                                                 1999            1998
                                            --------------  --------------
Income:
  Interest on short-term investments        $     154,374   $     193,778
  Income from operations of real estate
    held for sale                                                  37,330
  Other income                                      1,619          90,693
  Recovery of loss on real estate held
    for sale                                                      285,231
                                            --------------  --------------
      Total income                                155,993         607,032
                                            --------------  --------------
Expenses:
  Administrative                                  128,871         216,790
                                            --------------  --------------
      Total expenses                              128,871         216,790
                                            --------------  --------------
Net income                                  $      27,122   $     390,242
                                            ==============  ==============
Net income allocated to General Partner     $       2,283   $     131,572
                                            ==============  ==============
Net income allocated to Limited Partners    $      24,839   $     258,670
                                            ==============  ==============
Net income per average number of Limited
  Partnership Interests outstanding
  (388,276 in 1999 and 1998) - Basic
  and Diluted                               $        0.06   $        0.67
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

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1999 and 1998
                                  (UNAUDITED)

                                                 1999            1998
                                            --------------  --------------
Income:
  Interest on short-term investments        $      76,432   $      82,449
  Income from operations of real estate
    held for sale                                                   7,999
                                            --------------  --------------
      Total income                                 76,432          90,448
                                            --------------  --------------
Expenses:
  Administrative                                   75,421          91,538
                                            --------------  --------------
      Total expenses                               75,421          91,538
                                            --------------  --------------
Net income (loss)                           $       1,011   $      (1,090)
                                            ==============  ==============
Net income allocated to General Partner     $       1,011            None
                                            ==============  ==============
Net income (loss) allocated to Limited
  Partners                                           None   $      (1,090)
                                            ==============  ==============
Net income (loss) per average number of
  Limited Partnership Interests outstanding
  (388,276 in 1999 and 1998) - Basic
  and Diluted                                        None   $      (0.003)
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1999 and 1998
                                  (UNAUDITED)

                                                 1999            1998
                                            --------------  --------------
Operating activities:
  Net income                                $      27,122   $     390,242
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Recovery of loss on real estate owned                      (285,231)
      Net change in:
        Accounts and accrued interest
          receivable                               (2,305)         17,316
        Accounts and accrued real estate
          taxes payable                           (20,351)        (80,789)
        Due to affiliates                           7,495          29,394
                                            --------------  --------------
  Net cash provided by operating activities        11,961          70,932
                                            --------------  --------------
Investing activities:
  Proceeds from lease termination                               1,000,000
  Proceeds from sale of real estate                                25,000
  Costs incurred in connection with
    disposition of real estate                                    (36,743)
                                                            --------------
  Net cash provided by investing activities                       988,257
                                                            --------------
Financing activities:
  Distribution to Limited Partners                            (10,320,488)
  Distribution to General Partner                                (229,122)
  Change in cash and cash equivalents -
    Early Investment Incentive Fund -
    restricted                                    (96,348)     (1,271,752)
  Principal payments on mortgage notes
    payable                                                        (5,166)
  Repayment of mortgage note payable                             (763,435)
                                            --------------  --------------
  Net cash used in financing activities           (96,348)    (12,589,963)
                                            --------------  --------------
Net change in cash and cash equivalents           (84,387)    (11,530,774)
Cash and cash equivalents at beginning
  of year                                       2,398,538      13,969,707
                                            --------------  --------------
Cash and cash equivalents at end of period  $   2,314,151   $   2,438,933
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1999 and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events. The Partnership sold its final real estate investment in March 1998. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. As previously reported, the Sandra Dee case was dismissed by the Illinois Supreme Court in April 1999. The Madison Avenue litigation was filed in May 1999. See Note 6 of Notes to Financial Statements for additional information regarding the Madison Avenue litigation. Despite the existence of the Madison Avenue litigation, the Partnership currently plans to dissolve in December 1999 and distribute remaining cash reserves to the partners in accordance with the partnership agreement. In the event that a new contingency (such as a lawsuit) arises during 1999, the Partnership may not be dissolved and may continue in existence until such new contingency is resolved. The Partnership does not consider the Madison Avenue case to be a matter that would preclude the dissolution of the Partnership in 1999.

3. Interest Expense:

During the six months ended June 30, 1998, the Partnership incurred and paid interest expense on mortgage notes payable of $19,143.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1999 are:

                                              Paid
                                    ------------------------
                                     Six Months     Quarter    Payable
                                    ------------   --------- ----------

   Reimbursement of expenses to
     the General Partner, at cost   $  19,111      $  9,734   $  70,768

5. Other Income:

During March 1999, the Partnership recognized other income in connection with a partial refund of real estate taxes related to the 240 East Ontario Office Building and a vendor refund related to the Del Lago Apartments, both of which properties were sold in prior years.

6. Contingency:

In May 1999, a lawsuit was filed against the Partnership, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. whereby the Partnership and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. The defendants intend to vigorously contest this action. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-IV (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, make other junior mortgage loans and first mortgage loans. The Partnership raised $214,803,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-eight loans and subsequently funded four additional loans and acquired fourteen properties through foreclosure. As of June 30, 1999, the Partnership has no loans outstanding or properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership during 1999 consisted primarily of the receipt of interest income earned on short-term investments which was partially offset by the payment of administrative expenses. During the first quarter of 1998, the Partnership recognized a recovery of a loss related to the sale of the North Kent Outlot and income in connection with a partial refund of 1996 real estate taxes related to the North Kent Mall. Primarily as a result of these events, net income decreased during the six months ended June 30, 1999 as compared to the same period in 1998. During the quarter ended June 30, 1999, interest income earned on short-term investments was higher than administrative expenses. This is the primary reason the Partnership recognized net income during the quarter ended June 30, 1999 as compared to a net loss during the quarter ended June 30, 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Unless otherwise noted, discussions of fluctuations between 1999 and 1998 refer to both the six months and quarters ended June 30, 1999 and 1998.

As a result of higher cash balances in 1998 prior to the distribution to Limited Partners in January 1998 and lower interest rates in 1999, interest income on short-term investments decreased during 1999 as compared to 1998.

The Partnership recognized income from operations of real estate held for sale during 1998 from the North Kent Outlot, which was sold in March 1998.

During March 1999, the Partnership recognized other income in connection with a partial refund of real estate taxes related to the 240 East Ontario Office Building and a vendor refund related to the Del Lago Apartments, both of which were sold in prior years. During the quarter ended March 31, 1998, the Partnership recognized other income in connection with a partial refund of 1996 real estate taxes related to the North Kent Mall.

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

Primarily due to a decrease in accounting, investor processing and portfolio management fees, administrative expenses decreased during 1999 when compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $84,000 as of June 30, 1999 as compared to December 31, 1998 primarily as a result of administrative expenses exceeding interest income earned on non-restricted cash investments. Interest income of approximately $96,000 was earned on the Early Investment Incentive Fund.

The partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events. The Partnership sold its final real estate investment in March 1998. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. As previously reported, the Sandra Dee case was dismissed by the Illinois Supreme Court in April 1999. The Madison Avenue litigation, described in Part II, Item 1, of this report, was filed in May 1999. Despite the existence of the Madison Avenue litigation, the Partnership currently plans to dissolve in December 1999 and distribute remaining cash reserves to the partners in accordance with the partnership agreement. In the event that a new contingency (such as a lawsuit) arises during 1999, the Partnership may not be dissolved and may continue in existence until such new contingency is resolved. The Partnership does not consider the Madison Avenue case to be a matter that would preclude the dissolution of the Partnership in 1999. As a result of the pending dissolution of the Partnership, the general partner has suspended transfer of limited partnership interests in the Partnership. Certain transfers which are not for value (such as death, divorce, change of custodian or other estate planning) will continue to be permitted. Limited Partners should contact the Partnership if the suspension of transfers causes any extraordinary hardships. In the event that dissolution of the Partnership does not occur during 1999, the Partnership will allow transfers of limited partnership interests to occur commencing in January 2000.

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

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of June 30, 1999, there were 41,330 Interests and cash of $4,185,894 in the Early Investment Incentive Fund.

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

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves soliciting information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has received the surveys from these vendors. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, these surveys and discussions with the key vendors performing services for the Partnership indicate that the key vendors are substantially Year 2000 compliant as of June 30, 1999. The Partnership will continue to monitor the Year 2000 compliance of its key vendors during the third quarter of 1999. In addition, the Partnership has developed a contingency plan in the event of non-compliance by these key vendors in the Year 2000 which will be updated by September 30, 1999 based on the results of further surveys, discussions and testing of systems, where applicable. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company,
--------------------------------------------------------------------------
et al.
------

On May 7, 1999, a proposed class action complaint was filed and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH08972). The Partnership, twenty-one additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), The Balcor Company, other affiliated entities and one individual are named defendants in this action. Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. On July 14, 1999, the defendants filed a Motion to Dismiss the complaint. A briefing schedule on this motion has not yet been set.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Partnership believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

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

(27) Financial Data Schedule of the Registrant for the six months ended June 30, 1999 is incorporated herein by reference.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1999.

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



Date: August 2, 1999
      --------------