Form 10-Q
period 1999-09-30
BALCOR PENSION INVESTORS IV
filed 1999-11-04
CIK 709329

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1999
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                 1999           1998
                                             -------------  -------------
Cash and cash equivalents                    $  2,303,336   $  2,398,538
Cash and cash equivalents - Early
  Investment Incentive Fund - restricted        4,235,471      4,089,546
Accrued interest receivable                        25,270         23,899
                                             -------------  -------------
                                             $  6,564,077   $  6,511,983
                                             =============  =============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                             $     24,857   $     35,266
Due to affiliates                                  72,222         63,273
                                             -------------  -------------
    Total liabilities                              97,079         98,539
                                             -------------  -------------

Commitments and contingencies

Limited Partners' capital (429,606
  Interests issued and outstanding)            15,996,795     15,945,524

Less Interests held by Early Investment
  Incentive Fund (41,330 in 1999 and 1998)     (9,264,478)    (9,264,478)
                                             -------------  -------------
                                                6,732,317      6,681,046
General Partner's deficit                        (265,319)      (267,602)
                                             -------------  -------------
    Total partners' capital                     6,466,998      6,413,444
                                             -------------  -------------
                                             $  6,564,077   $  6,511,983
                                             =============  =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS - IV
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1999 and 1998
                                  (Unaudited)


                                                 1999           1998
                                             -------------  -------------
Income:
  Interest on short-term investments         $    231,365   $    284,667
  Income from operations of real
    estate held for sale                                          22,463
  Other income                                      1,619         99,415
  Recovery of loss on real estate held
    for sale                                                     285,231
                                             -------------  -------------
    Total income                                  232,984        691,776
                                             -------------  -------------
Expenses:
  Administrative                                  179,430        287,981
                                             -------------  -------------
      Total expenses                              179,430        287,981
                                             -------------  -------------
Net income                                   $     53,554   $    403,795
                                             =============  =============
Net income allocated to General
  Partner                                    $      2,283   $    131,572
                                             =============  =============
Net income allocated to Limited
  Partners                                   $     51,271   $    272,223
                                             =============  =============
Net income per average number of
  Limited Partnership Interests outstanding
  (388,276 in 1999 and 1998) - Basic
  and Diluted                                $       0.13   $       0.70
                                             =============  =============
Distribution to General Partner                      None   $    229,122
                                             =============  =============
Distribution to Limited Partners                     None   $ 10,320,488
                                             =============  =============
Distribution per Limited Partnership
  Interest                                           None   $      26.58
                                             =============  =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS - IV
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1999 and 1998
                                  (Unaudited)

                                                 1999           1998
                                             -------------  -------------
Income:
  Interest on short-term investments         $     76,991   $     90,889
  Other income                                                     8,722
                                             -------------  -------------
    Total income                                   76,991         99,611
                                             -------------  -------------
Expenses:
  Loss from operations of real
    estate held for sale                                          14,867
  Administrative                                   50,559         71,191
                                             -------------  -------------
      Total expenses                               50,559         86,058
                                             -------------  -------------
Net income                                   $     26,432   $     13,553
                                             =============  =============
Net income allocated to General
  Partner                                            None           None
                                             =============  =============
Net income allocated to Limited
  Partners                                   $     26,432   $     13,553
                                             =============  =============
Net income per average number of
  Limited Partnership Interests outstanding
  (388,276 in 1999 and 1998) - Basic
  and Diluted                                $       0.07   $       0.03
                                             =============  =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS - IV
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1999 and 1998
                                  (Unaudited)


                                                  1999           1998
                                             -------------  -------------
Operating activities:
  Net income                                 $     53,554   $    403,795
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Recovery of loss on real estate held
        for sale                                                (285,231)
        Net change in:
          Accounts and accrued interest
            receivable                             (1,371)        61,760
          Accounts and accrued real estate
            taxes payable                         (10,409)       (83,239)
          Due to affiliates                         8,949         26,062
                                             -------------  -------------
  Net cash provided by operating activities        50,723        123,147
                                             -------------  -------------
Investing activities:
  Proceeds from lease termination                              1,000,000
  Proceeds from sale of real estate                               25,000
  Costs incurred in connection with
    disposition of real estate                                   (36,743)
                                                            -------------
  Net cash provided by investing activities                      988,257
                                                            -------------
Financing activities:
  Distribution to Limited Partners                           (10,320,488)
  Distribution to General Partner                               (229,122)
  Change in cash and cash equivalents -
    Early Investment Incentive Fund -
    restricted                                   (145,925)    (1,324,377)
  Principal payments on mortgage notes
    payable                                                       (5,166)
  Repayment of mortgage note payable                            (763,435)
                                             -------------  -------------
  Cash used in financing activities              (145,925)   (12,642,588)
                                             -------------  -------------
Net change in cash and cash equivalents           (95,202)   (11,531,184)
Cash and cash equivalents at beginning
  of year                                       2,398,538     13,969,707
                                             -------------  -------------
Cash and cash equivalents at end of period   $  2,303,336   $  2,438,523
                                             =============  =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1999 and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events. The Partnership sold its final real estate investment in March 1998. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. As previously reported, the Sandra Dee case was dismissed by the Illinois Supreme Court in April 1999. The Madison Partnership litigation was filed in May 1999. The second Sandra Dee case was filed June 1, 1999 and served on August 16, 1999. See Note 6 of Notes to Financial Statements for additional information regarding the Madison Partnership/Dee litigation. Despite the existence of the Madison Partnership/Dee litigation, the Partnership currently plans to dissolve in December 1999 and distribute remaining cash reserves (including amounts in the Early Investment Incentive Fund) to the partners in accordance with the partnership agreement. In the event that a new contingency (such as a lawsuit) arises during 1999, the Partnership may not be dissolved and may continue in existence until such new contingency is resolved. The Partnership does not consider the Madison Partnership/Dee case to be a matter that would preclude the dissolution of the Partnership in 1999.

3. Interest Expense:

During the nine months ended September 30, 1998, the Partnership incurred and paid interest expense on mortgage note payable of $19,143.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1999 are:

                                              Paid
                                    -----------------------
                                     Nine Months   Quarter   Payable
                                    ------------- --------- ----------
     Reimbursement of expenses to
       the General Partner, at cost    $  22,760  $  3,649 $  72,222

5. Other Income:

During March 1999, the Partnership recognized other income in connection with a partial refund of real estate taxes related to the 240 East Ontario Office Building and a vendor refund related to the Del Lago Apartments, both of which properties were sold in prior years.

6. Contingency:

In May 1999, a lawsuit was filed against the Partnership, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. whereby the Partnership and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. On June 1, 1999, a second lawsuit was filed and was served on August 16, 1999, Sandra Dee vs. The Balcor Company, et al. The Dee complaint is virtually identical to the Madison Partnership complaint and on September 20, 1999 was consolidated into the Madison Partnership case. The defendants intend to vigorously contest these actions. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of these actions will impact the remaining cash reserves of the Partnership.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors-IV (the "Partnership") is a limited partnership formed in 1982 to invest in wrap-around mortgage loans and, to a lesser extent, make other junior mortgage loans and first mortgage loans. The Partnership raised $214,803,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-eight loans and subsequently funded four additional loans and acquired fourteen properties through foreclosure. As of September 30, 1999, the Partnership has no loans outstanding or properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership during 1999 consisted primarily of the receipt of interest income earned on short-term investments which was partially offset by the payment of administrative expenses. During the first quarter of 1998, the Partnership recognized a recovery of a loss related to the sale of the North Kent Outlot and income in connection with a partial refund of 1996 real estate taxes related to the North Kent Mall. Primarily as a result of these events, net income decreased during the nine months ended September 30, 1999 as compared to the same period in 1998. During the quarter ended September 30, 1999, administrative expenses decreased as compared to the same period in 1998. This decrease was partially offset by a decrease in interest income earned on short-term investments. In addition, during the quarter ended September 30, 1998, the Partnership recognized a loss from operations of real estate held for sale related to North Kent Mall and income in connection with a real estate tax refund related to the Perimeter 400 Office Building. The combined effect of these events resulted in an increase in net income during the quarter ended September 30, 1999 as compared to the same period in 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Unless otherwise noted, discussions of fluctuations between 1999 and 1998 refer to both the nine months and quarters ended September 30, 1999 and 1998.

As a result of lower interest rates in 1999 and higher cash balances in 1998 prior to a distribution to Limited Partners in January 1998, interest income on short-term investments decreased during 1999 as compared to 1998.

In March 1998, the Partnership sold the North Kent Outlot, which was generating income prior to the sale. During the third quarter of 1998, the Partnership incurred additional expenditures related to the North Kent Outlot. As a result, the Partnership recognized income from operations of real estate held for sale during the nine months ended September 30, 1998 and a loss for the quarter ended September 30, 1998.

During March 1999, the Partnership recognized income in connection with a partial refund of real estate taxes related to the 240 East Ontario Office Building and a vendor refund related to the Del Lago Apartments. Both of these properties were sold in prior years. During the nine months ended September 30, 1998, the Partnership recognized income of $90,693 in connection with a partial refund of 1996 real estate taxes related to the North Kent Mall, which was relinquished pursuant to a deed in lieu of foreclosure in September 1997. The Perimeter 400 Office Building, which was owned by a joint venture with three affiliates, was sold in December 1996. During the third quarter of 1998, the Partnership recognized $8,722 representing its share of a refund of 1996 real estate taxes which had been under appeal. These amounts were recognized as other income for financial statement purposes.

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

Primarily due to a decrease in accounting, investor processing and portfolio management fees, administrative expenses decreased during 1999 as compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $95,000 as of September 30, 1999 as compared to December 31, 1998 primarily as a result of administrative expenses exceeding interest income earned on non-restricted cash investments. Interest income of approximately $146,000 was earned on the Early Investment Incentive Fund.

The partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events. The Partnership sold its final real estate investment in March 1998. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. As previously reported, the Sandra Dee case was dismissed by the Illinois Supreme Court in April 1999. The Madison Partnership and the new Sandra Dee litigation, described in Part II, Item 1, of this report, were filed in May 1999 and June 1999, respectively. Despite the existence of the Madison Partnership/Dee litigation, the Partnership currently plans to dissolve in December 1999 and distribute remaining cash reserves (including amounts in the Early Investment Incentive Fund) to the partners in accordance with the partnership agreement. In the event that a new contingency (such as a lawsuit) arises during 1999, the Partnership may not be dissolved and may continue in existence until such new contingency is resolved. The

Partnership does not consider the Madison Partnership/Dee case to be a matter that would preclude the dissolution of the Partnership in 1999. As a result of the pending dissolution of the Partnership, the general partner has suspended transfer of limited partnership interests in the Partnership. Certain transfers which are not for value (such as death, divorce, change of custodian or other estate planning) will continue to be permitted. In the event that dissolution of the Partnership does not occur during 1999, the Partnership will allow transfers of limited partnership interests to occur commencing in January 2000.

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

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of September 30, 1999, there was cash of $4,235,471 in the Early Investment Incentive Fund.

The Partnership sold all of its remaining real property investments and mortgage loans and distributed a majority of the proceeds from these sales to Limited Partners in 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors has involved soliciting information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has received the surveys from each of these vendors. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and is relying on statements from these vendors without independent verification, these surveys, testing of systems, where applicable and discussions with the key vendors performing services for the Partnership indicate that the key vendors are substantially Year 2000 compliant as of September 30, 1999. The Partnership will continue to monitor the Year 2000 compliance of its key vendors during the fourth quarter of 1999. In addition, the Partnership has developed a contingency plan in the event of non-compliance by these key vendors in the Year 2000. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

                          BALCOR PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company,
--------------------------------------------------------------------------
et al.
------

On May 7, 1999, a proposed class action complaint was filed, and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 06972). The general partner of the Partnership, the general partners of twenty-one additional limited partnerships which were sponsored by The Balcor Company, The Balcor Company and one individual are named as defendants in this action. The Partnership and the twenty-one other limited partnerships are referred to herein as the "Affiliated Partnerships". Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. On July 14, 1999, the defendants filed a Motion to Dismiss the complaint. A hearing date on the motion has not yet been set. On September 20, 1999 the Sandra Dee case described below was consolidated with this case. Future reports to investors will report only the consolidated case.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

Sandra Dee vs. The Balcor Company, et al.
-----------------------------------------

On June 1, 1999, a proposed class action complaint was filed, and on August 16, 1999 was served on the defendants, Sandra Dee vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 08123). The general partner of the Partnership, the general partners of twenty-one additional limited partnerships which were sponsored by The Balcor Company, The Balcor Company and one individual are named as defendants in this action. The Partnership and the twenty-one other limited partnerships are referred to herein as the "Affiliated Partnerships". This complaint is identical in all material respects to the Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company et al. complaint filed in May 1999. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. The defendants filed on September 15, 1999 a motion to consolidate this case with the Madison Partnership case. On September 20, 1999, the motion was granted and this case was consolidated with the Madison Partnership case. Future reports to investors will report only the consolidated case. On September 15, 1999, the defendants also filed a Motion to Dismiss the complaint.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The defendants believe that they have meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

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

(27) Financial Data Schedule of the Registrant for the nine months ended September 30, 1999 is incorporated herein by reference.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1999.

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



Date: November 4, 1999
      ----------------